Form 10-Q
period 1995-06-30
GO VIDEO INC
filed 1995-08-11
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ---------------------
Commission File No. 2-331855

                                 Go-Video, Inc.
                            ----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               86-0492122
- -----------------------                                  ----------------------
(State of Incorporation)                                       (IRS E.I.N.)

 14455 North Hayden Road, Suite 219, Scottsdale, Arizona      85260
- --------------------------------------------------------      -----
(Address of principal executive offices)                    (Zip code)

                                 (602) 998-3400
                                ----------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO
     ---         ---

11,301,012 shares of Common Stock were outstanding as of August 10, 1995

                                 GO-VIDEO, INC.

                                     INDEX



                                                                        Page No.
                                                                        --------
         Part I.  FINANCIAL INFORMATION

                  Consolidated Balance Sheets --
                  At June 30, 1995 and March 31, 1995                          3

                  Consolidated Statements of Operations --
                  Three months ended June 30, 1995 and 1994                    4

                  Consolidated  Statements of Cash Flows --
                  Three months ended  June 30, 1995 and 1994                 5-6

                  Notes to Consolidated Financial Statements --              7-8

                  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                     9-11

         Part II. OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K                   11

                  Signatures                                                 S-1

                         GO-VIDEO, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
ASSETS                                          June 30, 1995    March 31, 1995
                                             ----------------  -----------------
                                                (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                            148,317         166,819
Receivables - less allowance
   for doubtful accounts of
   $133,000 and $130,000, respectively             3,520,698       4,634,330
Inventories                                        5,309,634       5,146,808
Prepaid expenses and other assets                    134,535          87,277
                                                ------------    ------------

                Total current assets               9,113,184      10,035,234
                                                ------------    ------------

EQUIPMENT AND IMPROVEMENTS:

Furniture, fixtures & equipment                      246,354         244,179
Leasehold improvements                                30,557          30,557
Office equipment                                     350,752         344,985
Tooling                                              273,000         947,472
                                                ------------    ------------
                    Total                            900,663       1,567,193

Less accumulated depreciation
   and amortization                                  535,995       1,374,063
                                                ------------    ------------

  Equipment and improvements - net                   364,668         193,130
                                                ------------    ------------

DUAL-DECK VCR PATENTS,
   net of amortization of $34,750
    and $33,053 respectively                          80,638          82,335

GOODWILL, net of amortization of $4,262              166,201               0

OTHER ASSETS, net of amortization
   of $407,580 and $389,774, respectively            165,343         189,498
                                                ------------    ------------

TOTAL                                           $  9,890,034    $ 10,500,197
                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                $  1,421,526    $    780,547
Accrued expenses                                     539,021         397,027
Other current liabilities                            322,798         237,545
Warranty reserve - current                           130,000         118,000
Line of credit                                       804,379       1,650,892
                                                ------------    ------------

             Total current liabilities             3,217,724       3,184,011
                                                ------------    ------------

WARRANTY RESERVE - Long-Term                           5,000           5,000

DEFERRED RENT                                              0           1,245
                                                ------------    ------------

             Total liabilities                     3,222,724       3,190,256
                                                ------------    ------------

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value - authorized,
  50,000,000 shares; issued and outstanding,
  11,301,012 and 11,273,012 shares,
  respectively                                        11,301          11,273
Additional capital                                18,825,654      18,780,762
Accumulated deficit                              (12,169,645)    (11,482,094)
                                                ------------    ------------

             Total stockholders' equity            6,667,310       7,309,941
                                                ------------    ------------

TOTAL                                           $  9,890,034    $ 10,500,197
                                                ============    ============

See notes to consolidated financial statements.

                         GO-VIDEO, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                        For The Three
                                                     Months Ended June 30,
                                                     ----------------------
                                                      1995              1994
                                                      ----              ----

SALES                                         $    6,939,368     $    7,713,323
COST OF SALES                                      5,945,386          6,609,464
                                              --------------     --------------
    Gross profit                                     993,982          1,103,859
                                              --------------     --------------

OTHER OPERATING COSTS:
 Sales and marketing                                 611,302            592,242
 Research and development                            151,753             80,364
 General and administrative expenses                 815,760            432,228
                                              --------------     --------------

    Total other operating costs                    1,578,815          1,104,834
                                              --------------     --------------
    Operating (loss)                                (584,833)              (975)
                                              --------------     --------------
OTHER REVENUES (EXPENSES):
 Interest income                                         413              1,322
 Interest expense                                   (104,282)          (138,664)
 Other                                                 1,151               (497)
                                              --------------     --------------
    Total other (expense)                           (102,718)          (137,839)
                                              --------------     --------------

NET (LOSS)                                    $     (687,551)    $     (138,814)
                                              ==============     ==============


NET (LOSS) PER COMMON SHARE                   $        (0.06)    $        (0.01)
                                              ==============     ==============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                     11,277,155         11,108,812
                                              ==============     ==============


See notes to consolidated financial statements.

                         GO-VIDEO, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                              For the Three
                                                           Months Ended June 30
                                                           --------------------
                                                           1995          1994
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                          $  (687,551)   $  (138,814)
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                      84,839        136,589
       Provision for doubtful accounts                    (3,005)             0
     Change in operating assets and
       liabilities-net of effect of acquisition:
      Receivables                                      1,182,603        660,889
      Inventories                                        (83,824)    (2,127,404)
      Prepaid expenses and other assets                  (47,258)       (21,617)
      Other assets                                         6,349         (1,735)
      Accounts payable                                   561,408        925,353
      Accrued expenses                                   133,159       (100,635)
      Other current liabilities                           69,853         38,951
      Warranty reserve                                    12,000        (88,813)
      Other liabilities                                   (1,245)        (4,380)
                                                     -----------    -----------
 Net cash provided by (used in)
   operating activities                                1,227,328       (721,616)
                                                     -----------    -----------
INVESTING ACTIVITIES:
      Equipment and improvement expenditures            (202,204)        (9,324)
      Cash acquired from acquisition                      39,951              0
                                                     -----------    -----------
 Net cash used in in investing activities               (162,253)        (9,324)
                                                     -----------    -----------
FINANCING ACTIVITIES:
      Proceeds from issuance of common stock              20,250            635
      Net (repayments) borrowings
       under line of credit                             (846,513)       771,223
      Payment of debt assumed in acquisition            (257,314)             0
                                                     -----------    -----------
 Net cash (used in) provided
   by financing activities                            (1,083,577)       771,858
                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                (18,502)        40,918

CASH AND CASH EQUIVALENTS,
      beginning of period                                166,819        235,432
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS,
      end of period                                  $   148,317    $   276,350
                                                     ===========    ===========

SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
      Interest paid                                  $   104,282    $   138,664
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 In connection with the acquisition,
  liabilities were assumed as follows:
      Liabilities assumed                            $   361,120    $         0
      Fair value of assets acquired,
      including $39,951 in cash                      $   190,657              0
                                                     -----------    -----------

      Excess of cost over fair value
      of assets acquired                             $   170,463    $         0
                                                     ===========    ===========

                         GO-VIDEO, INC. AND SUBSIDIARY
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------

GENERAL
- -------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal reoccurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and changes in its financial position for the periods reported. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Inventories at June 30, 1995, consisted of $311,468 of raw materials and service parts and $4,998,166 of finished goods.

Goodwill of approximately $170,000 resulting from the acquisition is being amortized on the straight line basis over ten years.

The Company is engaged in one business segment, the design, development, marketing and licensing of electronic video communication products. The Company's current primary focus is the design, marketing, sale, and distribution of several models of its Dual-Deck(TM) videocassette recorder. Sales to two customers totaled 10% or more of net sales for the three months ended June 30, 1995. Sales to Circuit City Stores and Damark International were $1,147,644, and $1,044,287 respectively for the three month period ended June 30, 1995. Accounts receivable from these customers at June 30, 1995 were $589,318 and $998,128 respectively.

Certain reclassifications have been made to the prior financial statements to conform to the classifications used in fiscal 1996.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective August 1, 1993. This statement supersedes "Accounting Principles Board Opinion No. 11" which has been utilized by the Company in prior periods. The Company recorded a net deferred tax asset of $7,591,000. This amount has been completely offset by a valuation allowance.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1995 are as follows:



                          Deferred Tax Liabilities:
                             Differences between book & tax
                                basis of property                   $   185,000

                          Deferred Tax Assets:
                             Reserves not currently deductible          225,000
                             Operating loss carryforwards             6,877,000
                             Contribution carryforwards                   6,000
                             Tax credit carryforwards                   189,000
                             Other intangibles                           79,000
                                                                      ---------
                                      Subtotal                        7,406,000
                                                                      ---------
                          Tax Asset net of liability                  7,591,000

                          Valuation Allowance                        (7,591,000)
                                                                      ---------
                          Net Deferred Asset                        $         0
                                                                    ===========

The information presented within the financial statements should be read in conjunction with the Company's audited Financial Statements for the eight month transition period ended March 31, 1995 and the fiscal year ended July 31, 1994 and Management's Discussion and Analysis of Financial Condition and Results of Operations" from the 1995 Transition Report on Form 10-K.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended June 30, 1995  compared  with the three months ended June 30,
- --------------------------------------------------------------------------------
1994:
- ----

Net sales decreased 10.0% to $6.9 million during the three months ended June 30, 1995 from $7.7 million during the three months ended June 30, 1994. The decline in net sales was caused by lower unit sales of the GV30xx series (VHS/VHS Dual-Deck VCRs) product line. Overall, the Company's unit sales for the three months ended June 30, 1995 decreased 8.9% as compared to the three months ended June 30, 1994. The Company anticipates that unit sales of the VHS/VHS Dual-Deck product line will continue to decline in comparison to prior periods until the Company substantially completes the introduction of its next generation of VHS/VHS models, the GV40xx series, in the third quarter of fiscal 1996. The Company received its first shipment of the high end model of the GV40xx series, the GV4060, in August 1995. The Company expects to receive initial shipments of the leader and middle models of the GV40xx series in October and December 1995, respectively. Net sales of the Company's Security Products Division, which was acquired on April 1, 1995, were less than 3% of total net sales for the three months ending June 30, 1995.

Gross profit was $1.0 million and $1.1 million for the three months ended June 30, 1995 and 1994, respectively, representing a 10% decrease in gross profit dollars. Gross profit as a percentage of net sales was 14.3% for the three month periods ended June 30, 1995 and 1994. Average revenue per unit decreased 1.2% for the three months ended June 30, 1995 over the same period of the prior year while average cost of sales per unit decreased by 1.3%. Once introduced, the Company anticipates that the GV40xx series model line will provide higher gross margins per unit to the Company than the GV30xx series it replaces. If the current introduction schedule is met, the Company expects to begin realizing higher gross profit margins in the third quarter of fiscal year 1996. There is no assurance that this will occur.

Sales and marketing expenses increased 3.2% to $0.6 million for the three months ended June 30, 1995 compared to the three months ended June 30, 1994. As a percentage of sales, sales and marketing expenses increased from 7.7% in the three months ended June 30, 1994, to 8.8% in the three months ended June 30, 1995. The increase in sales and marketing expenses as a percentage of sales is primarily due to expenses incurred in marketing the Company's Security Products Division and lower overall sales levels.

Research and development expenses increased 88.8% to $0.2 million for the three months ended June 30, 1995 from $0.1 million for the three months ended June 30, 1994. The increase in research and development expenses is due primarily to software and hardware design and testing expenses related to the Company's development of the GV40xx series.

General and administrative expenses increased 88.7% to $0.8 million for the three months ended June 30, 1995 from $0.4 million for the three months ended June 30, 1994. As a percentage of net sales, general and administrative expense increased from 5.6% for the three months ended June 30, 1995 to 11.8% for the three months ended June 30, 1994. The increase in general and administrative expense is primarily due to compensation expense recorded by the Company relating to a Separation Agreement for an employee, increased consulting and legal fees related to the implementation of its corporate strategy, and the timing of shareholder administration costs as a result of the change in the fiscal year end from July 31 to March 31.

As a result of the above, the Company recorded an operating loss of $584,833 for the three months ended June 30, 1995 compared with an operating loss of $975 for the three months ended June 30, 1994. The Company recorded net other expense of $102,718 for the three months ended June 30, 1995 compared with net other expense of $137,839 for the same period of the prior year. The reduction in net other expense was primarily due to reduced interest expense caused by a reduction in the average daily loans outstanding during the three month period ending June 30, 1995 as compared to the three month period ending June 30, 1994, and renegotiated, lower letter of credit fees, offset in part by an increase in the average interest rate on loans caused by increases in the prime rate over the earlier period.

The net loss for the three months ended June 30, 1995 was $687,551 compared with a net loss of $138,814 for the three months ended June 30, 1994. The Company did not recognize an income tax benefit for either quarter due to recording a valuation allowance to completely offset the potential tax benefit of the losses.

Seasonality
- -----------

In prior periods, seasonal factors affecting the Company's sales levels have been overshadowed by the growth of the Company's distribution network. As the growth of the current distribution network has slowed, seasonal factors have become more evident in the Company's operating results. Accordingly, the Company expects to experience peaks in its sales during the holiday selling season, which primarily occurs during the Company's third fiscal quarter.


Capital Resources and Liquidity
- -------------------------------

Net cash provided by operating activities was $1.2 million for the three months ended June 30, 1995 compared to cash used in operations of $0.7 million for the three months ended June 30, 1994. The more significant factors comprising the net cash provided were a $1.2 million decrease in receivables and a $0.6 million increase in accounts payable which were offset in part by the net loss of $0.7 million. The decrease in the receivable balance from March 31, 1995 to June 30, 1995 was primarily due to timing of shipments as the Company's average collection experience has generally remained consistent. The increase in the accounts payable balance was primarily due to inventory-in-transit at June 30, 1995. The Company had less inventory-in-transit at March 31, 1995.

The Company had working capital of $5.9 million and $6.9 million at June 30, 1995 and March 31, 1995 respectively. At June 30, 1995, the Company's current ratio (the ratio of current assets to current liabilities) was 2.8 to 1.

Samsung requires the Company, thirty days prior to order shipment, to post a letter of credit for the full amount of an order of Dual-Deck VCRs. The letters of credit are drawn thirty days after shipment of the product, which in turn is generally sold on open account. The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables during its peak selling season. The primary source of funds over the three months ended June 30, 1995 has been cash from operations. The financing agreement was entered into in October 1992 and was amended in May 1993, November 1993, and August 1994. The maximum line of credit, as amended, is $14,000,000, limited by specific inventory and receivable balances used as a borrowing base, and provides for cash loans, letters of credit, and acceptances. The agreement, as amended, has a term of four years, with an origination fee of 1%, an annual facility fee of 0.5%, a non-use fee of 1/4%, and a prepayment (if applicable) fee of 1%. Loans are priced at prime plus 2 1/2%. The lender is collateralized by all assets of the Company. The unused and available line of credit at June 30, 1995 was $2,512,012. The Company has capitalized $427,155 of closing costs related to the origination and amendment of the financing agreement. These costs are being amortized over the term of the agreement. Management believes its current financial resources to be adequate to support operations over the next twelve months.

The Company is exploring development of a new VHS/VHS Dual Deck VCR line which would be expected to facilitate marketing and sales of Dual-Deck VCRs in the mass merchant and European (PAL format) market places. Based on prior experience with the development of similar product lines, the Company anticipates that it would incur approximately $1.0 million of expenditures for tooling and hardware to bring the product to production over a development time frame of twelve to fifteen months.

The Company moved to its current office and warehouse space in November 1989 with approximately twenty employees and prior to the existence of a product line. As the Company has expanded in size, it has leased adjacent space as available in its current facility. Since the last expansion, the Company has continued to grow, increasing to 43 employees and significantly increasing sales volume, leaving the existing space inadequate for its current and expected needs. The Company entered into a new lease agreement for office and warehouse space to be built in north Scottsdale, Arizona. The facility, approximately 67% larger than the Company's current space, is scheduled for completion in October 1995. As a result of the increased space and slightly higher rent per square foot, rental expense will approximately double in October 1995 from the current level.

As previously discussed in the 1995 Transition Report on Form 10-K, the Company has Separation Agreements with two employees of the Company which as of August 1995 could result in a compensation expense charge of approximately $550,000 upon notice of separation of one of the employees.

Inflation
- ---------

Inflation has had no material effect on the Company's operations or financial condition.



Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

NONE

Item 6.  Exhibits and Reports on Form 8-K

a. The following exhibit is filed as part of this Report:

Exhibit No.                        Description
- -----------                        -----------

27                                 Financial Data Schedule

b. Reports on Form 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GO-VIDEO, INC. (Registrant)


Date: August 10, 1995               By   /S/    ROGER B. HACKETT
                                       -------------------------
                                           Roger B. Hackett
                                           Chairman of the Board,
                                           Chief Executive Officer,
                                           President and Chief Operating Officer



Date: August 10, 1995               By   /S/    DOUGLAS P. KLEIN
                                       -------------------------
                                           Douglas P. Klein
                                           Vice President, Finance,
                                           Secretary and Treasurer
                                           (principal financial and
                                           accounting officer)