Form 10-Q
period 1995-09-30
GO VIDEO INC
filed 1995-11-13
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995

                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File No. 2-331855

                                 Go-Video, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              86-0492122
         --------                                              ----------
 (State of Incorporation)                                     (IRS E.I.N.)


14455 North Hayden Road, Suite 219, Scottsdale, Arizona           85260
-------------------------------------------------------           -----
(Address of principal executive offices)                       (Zip code)

                                 (602) 998-3400
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X  NO
    ----    ----

11,301,012 shares of Common Stock were outstanding as of November 10, 1995

                                 GO-VIDEO, INC.

                                     INDEX



                                                                     Page No.
                                                                     -------

Part I.  FINANCIAL INFORMATION

              Consolidated Balance Sheets --
              At September 30, 1995 and March 31, 1995                     3

              Consolidated Statements of Operations --
              Three and Six months ended September 30, 1995
              and 1994                                                     4

              Consolidated Statements of Cash Flows --
              Six months ended September 30, 1995 and 1994               5-6

              Notes to Consolidated Financial Statements --              7-8

              Management's Discussion and Analysis of Results
              of Operations and Financial Condition                     9-12

Part II. OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K                   13

              Signatures                                                 S-1

                         GO-VIDEO, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

ASSETS                                     September 30, 1995    March 31, 1995
                                           ------------------    --------------
                                                (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                             155,624           166,819
Receivables - less allowance for doubtful
 accounts of $133,000 and $130,000,
 respectively                                       6,243,801         4,634,330
Inventories                                         8,392,725         5,146,808
Prepaid expenses and other assets                      99,925            87,277
                                               --------------    --------------

          Total current assets                     14,892,075        10,035,234
                                               --------------    --------------

EQUIPMENT AND IMPROVEMENTS:

Furniture, fixtures & equipment                       257,606           244,179
Leasehold improvements                                 30,557            30,557
Office equipment                                      363,799           344,985
Tooling                                               244,080           947,472
                                               --------------    --------------
          Total                                       896,042         1,567,193

Less accumulated depreciation
  and amortization                                    711,558         1,374,063
                                               --------------    --------------

  Equipment and improvements - net                    184,484           193,130
                                               --------------    --------------

DUAL-DECK VCR PATENTS, net of
  amortization of $36,446 and
  $33,053 respectively                                 78,942            82,335

GOODWILL, net of amortization of $8,523               161,940                 0

OTHER ASSETS, net of amortization
 of $431,386 and $389,774, respectively               156,143           189,498
                                               --------------    --------------

TOTAL                                          $   15,473,584    $   10,500,197
                                               ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                               $    3,178,488    $      780,547
Accrued expenses                                      523,382           397,027
Other current liabilities                             390,789           237,545
Warranty reserve - current                            135,000           118,000
Line of credit                                      4,514,850         1,650,892
                                               --------------    --------------

          Total current liabilities                 8,742,509         3,184,011
                                               --------------    --------------

WARRANTY RESERVE - Long-term                            5,000             5,000

DEFERRED RENT                                               0             1,245
                                               --------------    --------------

          Total liabilities                         8,747,509         3,190,256
                                               --------------    --------------

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value
  - authorized, 50,000,000 shares;
  issued and outstanding, 11,301,012 and
  11,273,012 shares, respectively                      11,301            11,273
Additional capital                                 18,855,323        18,780,762
Accumulated deficit                               (12,140,549)      (11,482,094)
                                               --------------    --------------

          Total stockholders' equity                6,726,075         7,309,941
                                               --------------    --------------

TOTAL                                          $   15,473,584    $   10,500,197
                                               ==============    ==============

See notes to consolidated financial statements.


                         GO-VIDEO, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                            For The Three                      For The Six
                                      Months Ended September 30,        Months Ended September 30,
                                   ------------------------------    ------------------------------
                                         1995            1994              1995             1994
                                         ----            ----              ----             ----

SALES                              $   9,170,337    $  12,176,571    $  16,109,705    $  19,889,892
COST OF SALES                          6,985,475        9,607,475       12,930,861       16,216,938
                                   -------------    -------------    -------------    -------------
     Gross profit                      2,184,862        2,569,096        3,178,844        3,672,954
                                   -------------    -------------    -------------    -------------

OTHER OPERATING COSTS:
 Sales and marketing                   1,088,730          834,416        1,700,033        1,423,763
 Research and development                162,681          125,766          314,434          206,130
 General and administrative              783,401          490,478        1,599,160          925,598
                                   -------------    -------------    -------------    -------------
     Total other operating costs       2,034,812        1,450,660        3,613,627        2,555,491
                                   -------------    -------------    -------------    -------------
     Operating (loss) income             150,050        1,118,436         (434,783)       1,117,463
                                   -------------    -------------    -------------    -------------
OTHER (EXPENSE) REVENUES:
 Interest income                           1,356            4,525            1,769           16,154
 Interest expense                       (128,910)        (151,483)        (233,192)        (300,868)
 Other                                     6,600          (14,823)           7,751          (14,905)
                                   -------------    -------------    -------------    -------------
     Total other expense - net          (120,954)        (161,781)        (223,672)        (229.619)
                                   -------------    -------------    -------------    -------------

NET INCOME (LOSS)                  $      29,096    $     956,655    $    (658,455)   $     817,844
                                   =============    =============    =============    =============

NET INCOME (LOSS) PER
COMMON SHARE                       $        0.00    $       0.09     $       (0.06)   $        0.07
                                   =============    =============    =============    =============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   11,301,012       11,125,077       11,289,149       11,117,933
                                   =============    =============    =============    =============


See notes to consolidated financial statements.


                         GO-VIDEO, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                                           For the Six
                                                     Months Ended September 30,
                                                 -------------------------------
                                                       1995            1994
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                               $    (658,455)   $     817,844
   Adjustments to reconcile net income
    to net cash used in operating activities:
     Depreciation and amortization                     290,785          223,493
     Provision for doubtful accounts                    (3,005)           1,000
 Change in operating assets and liabilities-
    net of effect of acquisition:
     Receivables                                    (1,540,500)        (715,228)
     Inventories                                    (3,064,865)        (864,660)
     Prepaid expenses and other assets                 (12,648)         (96,713)
     Other assets                                        6,743          (18,170)
     Accounts payable                                2,318,370        2,469,654
     Accrued expenses                                  117,520           26,455
     Other current liabilities                         137,844          (51,752)
     Warranty reserve                                   17,000          (84,129)
     Other liabilities                                  (1,245)          (8,415)
                                                 -------------    -------------
 Net cash (used in) provided by
  operating activities                              (2,392,456)       1,699,379
                                                 -------------    -------------

INVESTING ACTIVITIES:
     Equipment, improvement, and tooling
       expenditures                                   (270,584)         (20,216)
     Cash acquired from acquisition                     39,951                0
                                                 -------------    -------------
 Net cash used in investing activities                (230,633)         (20,216)
                                                 -------------    -------------

FINANCING ACTIVITIES:
     Proceeds from issuance of
      common stock                                      20,250           19,135
     Net borrowings (repayments)
      under line of credit                           2,863,958       (1,883,495)
     Payment of financing costs                        (15,000)               0
     Payment of debt assumed in
      acquisition                                     (257,314)               0
                                                 -------------    -------------
 Net cash provided by (used in)
  financing activities                               2,611,894       (1,864,360)
                                                 -------------    -------------


NET (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                  (11,195)        (185,197)

CASH AND CASH EQUIVALENTS,
  beginning of period                                  166,819          235,432
                                                 -------------    -------------

CASH AND CASH EQUIVALENTS,
  end of period                                   $    155,624    $      50,235
                                                 =============    =============

SUPPLEMENTAL INFORMATION
  TO CASH FLOW STATEMENT:
     Interest paid                               $     233,192    $     300,868
                                                 =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 In connection with the acquisition,
  liabilities were assumed as follows:
    Liabilities assumed                          $     361,120    $           0
                                                 -------------    -------------
    Fair value of assets acquired,
     including $39,951 in cash                   $     190,657    $           0
                                                 -------------    -------------

    Excess of cost over fair value
     of assets acquired                          $     170,463    $           0
                                                 =============    =============

                         GO-VIDEO, INC. AND SUBSIDIARY
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------


GENERAL
-------

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

Inventories at September 30, 1995, consisted of $494,780 materials and service parts and $7,897,945 of finished goods.

Goodwill of approximately $170,000 resulting from the acquisition of the Company's Security Products Division is being amortized on the straight line basis over ten years.

The Company is engaged in one business segment, the design, development, marketing and licensing of electronic video communication products. The Company's current primary focus is the design, marketing, sale, and distribution of several models of its Dual-Deck(TM) videocassette recorder. Sales to Circuit City Stores totaled 10% or more of net sales for the six months ended September 30, 1995. Sales to Circuit City Stores were $2,186,528 for the six month period ended September 30, 1995. Accounts receivable from Circuit City Stores at September 30, 1995 was $1,185,249.

Certain reclassifications have been made to the prior financial statements to conform to the current year classifications.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective August 1, 1993. This statement supersedes "Accounting Principles Board Opinion No. 11" which has been utilized by the Company in prior periods. The Company recorded a net deferred tax asset of $7,643,000. This amount has been completely offset by a valuation allowance.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of September 30, 1995 are as follows:




               Deferred Tax Assets:

               Differences between book & tax
                basis of property                           $   230,000
               Reserves not currently deductible                262,000
               Operating loss carryforwards                   6,877,000
               Contribution carryforwards                         6,000
               Tax credit carryforwards                         189,000
               Other intangibles                                 79,000
                                                            -----------
               Tax Asset                                      7,643,000

               Valuation Allowance                           (7,643,000)
                                                            -----------
               Net Deferred Asset                           $       -0-
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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three  months  ended  September  30, 1995  compared  with the three months ended
--------------------------------------------------------------------------------
September 30, 1994:
------------------

Net sales decreased 24.7% to $9.2 million during the three months ended September 30, 1995 from $12.2 million during the three months ended September 30, 1994. The decline in net sales was primarily due to the Company only having the high end model of its new VHS/VHS line, the GV40xx series, available for sale during the period. In addition, the comparative period of the prior year included revenue from a one-time royalty payment related to an 8mm-to-VHS Dual-Deck license agreement. Overall, the Company's unit sales for the three months ended September 30, 1995 decreased 17.4% as compared to the three months ended September 30, 1994. The Company received the initial shipment of the price leader model of the GV40xx series near the end of the three month period ended September 30, 1995. The Company expects to have the entire GV40xx model line available for sale during the third quarter of the current fiscal year. Thus, the Company does not anticipate that the decline in unit sales for comparative periods will continue after the end of the most recent fiscal quarter. However, there is no assurance that this will occur as other factors such as sales price and demand could fluctuate. Net sales of the Company's Security Products Division, which was acquired in April 1995, were less than 3% of total net sales for the three months ending September 30, 1995.

Gross profit was $2.2 million and $2.6 million for the three months ended September 30, 1995 and 1994, respectively, representing a 15% decrease in gross profit dollars. Gross profit as a percentage of net sales increased to 23.8% for the three month period ended September 30, 1995 compared to 21.1% for the three months ended September 30, 1994. Average revenue per unit decreased 8.8% for the three months ended September 30, 1995 compared to the same period of the prior year while average cost of sales per unit decreased by 12.0%. The increase in gross profit as a percentage of sales is primarily due to the increased profit margins realized on the GV40xx series. Additionally, the Company's product sales mix for the three months ended September 30, 1995 included a high percentage of the high end model of the GV40xx series which provides the Company with higher gross profit margins than the comparative mix of models of the GV30xx series sold in the same period of the prior year. If the current introduction schedule is met, the Company expects to continue realizing higher gross profit margins in the third quarter of fiscal year 1996, although there is no assurance that this will occur.

Sales and marketing expenses increased 30.5% to $1.1 million for the three months ended September 30, 1995 compared to $0.8 million for the three months ended September 30, 1994. As a percentage of sales, sales and marketing expenses increased from 6.9% in the three months ended September 30, 1994, to 11.9% in the three months ended September 30, 1995. The increase in sales and marketing expenses as a percentage of sales is primarily due to expenses incurred in marketing the Company's Security Products and lower overall sales levels.

Research and development expenses increased 29.4% to $0.2 million for the three months ended September 30, 1995 from $0.1 million for the three months ended September 30, 1994. The increase in research and development expenses is due primarily to software and hardware design and testing expenses related to the Company's development of the GV40xx series.

General and administrative expenses increased 59.7% to $0.8 million for the three months ended September 30, 1995 from $0.5 million for the three months ended September 30, 1994. As a percentage of net sales, general and administrative expense increased from 4.0% for the three months ended September 30, 1994 to 8.5% for the three months ended September 30, 1995. The increase in general and administrative expense is primarily due to compensation expense recorded by the Company relating to a Separation Agreement for an executive officer and increased consulting fees related to the implementation of its corporate strategy.

As a result of the above, the Company recorded an operating profit of $150,050 for the three months ended September 30, 1995 compared with an operating profit of $1,118,436 for the three months ended September 30, 1994. The Company recorded net other expense of $120,954 for the three months ended September 30, 1995 compared with net other expense of $161,781 for the same period of the prior year. The reduction in net other expense was primarily due to reduced interest expense caused by a reduction in the amortization of closing costs related to the Company's financing agreement.

Net income for the three months ended September 30, 1995 was $29,096 compared with net income of $956,655 for the three months ended September 30, 1994. The Company did not recognize an income tax benefit for either quarter due to recording a valuation allowance to completely offset the potential tax benefit of the losses.


Six months ended September 30, 1995 compared with the six months ended September
--------------------------------------------------------------------------------
30, 1994:
--------

Net sales decreased 19.0% to $16.1 million during the six months ended September 30, 1995 from $19.9 million during the six months ended September 30, 1994. The decline in net sales was primarily due to the Company only having the high end model of its new VHS/VHS line, the GV40xx series, available for sale during the last three months of the period and lower unit sales of the GV30xx product line during the first three months of the six month period. Additionally, the comparative period of the prior year includes revenue from a one-time royalty payment related to an 8mm-to-VHS Dual-Deck license agreement. Overall, the Company's unit sales for the six months ended September 30, 1995 decreased 13.9% as compared to the six months ended September 30, 1994. The Company received the initial shipment of the price leader model of the GV40xx series near the end of the six month period ended September 30, 1995. The Company expects to have the entire GV40xx model line available for sale during the third quarter of the current fiscal year. Thus, the Company does not anticipate that the decline in unit sales for comparative periods will continue after the end of the most recent fiscal quarter. However, there is no assurance that this will occur as other factors such as sales price and demand could fluctuate. Net sales of the Company's Security Products Division, which was acquired on April 1, 1995, were less than 3% of total net sales for the six months ending September 30, 1995.

Gross profit was $3.2 million and $3.7 million for the six months ended September 30, 1995 and 1994, respectively, representing a 13.5% decrease in gross profit dollars. Gross profit as a percentage of net sales increased to 19.7% for the six month period ended September 30, 1995 compared to 18.5% for the six months ended September 30, 1994. Average revenue per unit decreased 5.9% for the six months ended September 30, 1995 compared to the same period of the prior year while average cost of sales per unit decreased by 7.4%. The increase in gross profit as a percentage of sales is primarily due to the increased profit margins realized on the GV40xx series. Additionally, the Company's product sales mix for the six months ended September 30, 1995 included a high percentage of the high end model of the GV40xx series which provides the Company with higher gross profit margins than the comparative mix of models of the GV30xx series sold in the same period of the prior year. If the current introduction schedule is met, the Company expects to continue realizing higher gross profit margins in the third quarter of fiscal year 1996, although there is no assurance that this will occur.

Sales and marketing expenses increased 19.4% to $1.7 million for the six months ended September 30, 1995 compared to $1.4 million for the six months ended September 30, 1994. As a percentage of sales, sales and marketing expenses increased from 7.2% in the six months ended September 30, 1994, to 10.6% in the six months ended September 30, 1995. The increase in sales and marketing expenses as a percentage of sales is primarily due to expenses incurred in marketing the Company's Security Products and lower overall sales levels.

Research and development expenses increased 52.5% to $0.3 million for the six months ended September 30, 1995 from $0.2 million for the six months ended September 30, 1994. The increase in research and development expenses is due primarily to software and hardware design and testing expenses related to the Company's development of the GV40xx series.

General and administrative expenses increased 72.8% to $1.6 million for the six months ended September 30, 1995 from $0.9 million for the six months ended September 30, 1994. As a percentage of net sales, general and administrative expense increased from 4.7% for the six months ended September 30, 1994 to 9.9% for the six months ended September 30, 1995. The increase in general and administrative expense is primarily due to increased consulting and legal fees related to the implementation of its corporate strategy, compensation expense recorded by the Company relating to a Separation Agreement for an executive officer and the timing of shareholder administration costs as a result of the change in the fiscal year end from July 31 to March 31.

As a result of the above, the Company recorded an operating loss of $434,783 for the six months ended September 30, 1995 compared with an operating profit of $1,117,463 for the six months ended September 30, 1994. The Company recorded net other expense of $223,672 for the six months ended September 30, 1995 compared with net other expense of $299,619 for the same period of the prior year. The reduction in net other expense was primarily due to reduced interest expense caused by a reduction in the average daily loans outstanding, renegotiated, lower letter of credit fees, and a reduction in the amortization of closing costs related to the Company's financing agreement, offset in part by an increase in the average interest rate on loans caused by increases in the prime rate over the earlier period.

The net loss for the six months ended September 30, 1995 was $658,455 compared with net income of $817,844 for the six months ended September 30, 1994. The Company did not recognize an income tax benefit for either period due to recording a valuation allowance to completely offset the potential tax benefit of the losses.


Seasonality
-----------

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


Capital Resources and Liquidity
-------------------------------

Net cash used in operating activities was $2.4 million for the six months ended September 30, 1995 compared to cash provided by operations of $1.7 million for the six months ended September 30, 1994. The more significant factors comprising the net cash used were a $3.1 million increase in inventory, a $1.5 million increase in accounts receivables, and a net loss of $0.7 million which were offset in part by an increase in accounts payable of $2.3 million.

The increase in the accounts payable and inventory balances from March 31, 1995 to September 30, 1995 was primarily due to the increase in inventory in transit ordered for the Christmas selling season and a corresponding increase in acceptances outstanding. The Company had less inventory-in-transit at March 31, 1995. The increase in the receivable balance from March 31, 1995 to September 30, 1995 is primarily due to the timing of shipments during the six months ended September 30, 1995 which were weighted heavily near the end of the three month period, as the Company's average collection experience has generally remained consistent.

The Company had working capital of $6.1 million and $6.9 million at September 30, 1995 and March 31, 1995 respectively. At September 30, 1995, the Company's current ratio (the ratio of current assets to current liabilities) was 1.7 to 1.

Samsung requires the Company, thirty days prior to order shipment, to post a letter of credit for the full amount of an order of Dual-Deck VCRs. The letters of credit are drawn thirty days after shipment of the product, which in turn is generally sold on open account. The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables during its peak selling season. The primary source of funds over the six months ended September 30, 1995 has been borrowings under the Company's line of credit. The financing agreement was entered into in October 1992 and was amended in May 1993, November 1993, August 1994, and August 1995. The maximum line of credit, as amended, is $14,000,000, limited by specific inventory and receivable balances used as a borrowing base, and provides for cash loans, letters of credit, and acceptances. The agreement, as amended, has a term of four years, with an origination fee of 1%, an annual facility fee of 0.5%, a non-use fee of 1/4%, and a prepayment (if applicable) fee of 1%. Loans are priced at prime plus 2 1/2%. The lender is collateralized by all assets of the Company. The unused and available line of credit at September 30, 1995 was $983,835. The Company has capitalized $442,155 of closing costs related to the origination and amendment of the financing agreement. These costs are being amortized over the term of the agreement. Management believes its current financial resources to be adequate to support operations over the next twelve months.

The Company is exploring development of a new VHS/VHS Dual Deck VCR line which would be expected to facilitate marketing and sales of Dual-Deck VCRs in the mass merchant and European (PAL format) market places. Based on prior experience with the development of similar product lines, the Company anticipates that it would incur approximately $1.0 million of expenditures for tooling and hardware to bring the product to production over a development time frame of nine to twelve months.

The Company moved to its current office and warehouse space in November 1989 with approximately twenty employees and prior to the existence of a product line. As the Company has expanded in size, it has leased adjacent space as available in its current facility. Since the last expansion, the Company has continued to grow, increasing to 46 employees and significantly increasing sales volume, leaving the existing space inadequate for its current and expected needs. The Company entered into a new lease agreement for office and warehouse space to be built in north Scottsdale, Arizona. The facility, approximately 67% larger than the Company's current space, is scheduled for completion in December 1995. As a result of the increased space and slightly higher rent per square foot, rental expense will approximately double in December 1995 from the current level.

As previously discussed in the 1995 Transition Report on Form 10-K, the Company has Separation Agreements with two employees of the Company which as of November 1995 could result in a compensation expense charge of approximately $400,000 upon notice of separation of one of the employees.

Inflation
---------

Inflation has had no material effect on the Company's operations or financial condition.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

NONE

Item 6.  Exhibits and Reports on Form 8-K

a. The following exhibit is filed as part of this Report:


Exhibit No.           Description
----------            -----------
10.23                 Amendment to Financing Agreement  between  Go-Video,  Inc.
                      And Congress Financial Corporation, dated August 11, 1995.


27                    Financial Data Schedule


b. Reports on Form 8-K

NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GO-VIDEO, INC. (Registrant)


Date: November 10, 1995      By  /S/ ROGER B. HACKETT
                                -------------------------
                                     Roger B. Hackett
                                     Chairman of the Board,
                                     Chief Executive Officer,
                                     President and Chief Operating Officer



Date: November 10, 1995      By  /S/ DOUGLAS P. KLEIN
                                -------------------------
                                     Douglas P. Klein
                                     Vice President and Chief Financial Officer,
                                     Secretary and Treasurer
                                     (principal financial and
                                     accounting officer)