Form 10-Q
period 1995-12-31
GO VIDEO INC
filed 1996-02-14
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1995

                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File No. 2-331855

                                 Go-Video, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             86-0492122
------------------------                                      ----------
(State of Incorporation)                                     (IRS E.I.N.)

 7835 East McClain Drive, Scottsdale, Arizona                    85260
---------------------------------------------                    -----
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

YES   X       NO
    -----        -----
11,331,012 shares of Common Stock were outstanding as of February 9, 1996

                                 GO-VIDEO, INC.

                                      INDEX



                                                                        Page No.

Part I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets --
          At December 31, 1995 and March 31, 1995                              3

          Consolidated Statements of Operations --
          Three and Nine months ended December 31, 1995
          and 1994                                                             4

          Consolidated Statements of Cash Flows --
          Nine months ended December 31, 1995 and 1994                       5-6

          Notes to Consolidated Financial Statements --                      7-8

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                             9-12

Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                          13

          Signatures                                                         S-1




                          GO-VIDEO, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

ASSETS                                                          December 31,      March 31,
                                                                    1995            1995
                                                                ------------    ------------
                                                                 (unaudited)

CURRENT ASSETS:

Cash and cash equivalents                                            160,199         166,819
Receivables - less allowance for doubtful accounts of
   $133,000 and $130,000, respectively                             3,054,113       4,634,330
Inventories                                                        9,523,332       5,146,808
Prepaid expenses and other assets                                    103,922          87,277
                                                                ------------    ------------

                    Total current assets                          12,841,566      10,035,234
                                                                ------------    ------------

EQUIPMENT AND IMPROVEMENTS:

Furniture, fixtures & equipment                                      286,723         244,179
Leasehold improvements                                               101,138          30,557
Office equipment                                                     404,208         344,985
Tooling                                                              943,220         947,472
                                                                ------------    ------------
                    Total                                          1,735,289       1,567,193

Less accumulated depreciation and amortization                       950,521       1,374,063
                                                                ------------    ------------

  Equipment and improvements - net                                   784,768         193,130
                                                                ------------    ------------

DUAL-DECK VCR PATENTS, net of amortization of $38,143
   and $33,053 respectively                                           77,245          82,335

GOODWILL, net of amortization of $12,785                             157,678               0

OTHER ASSETS, net of amortization $453,821 and
   $389,774, respectively                                            195,851         189,498
                                                                ------------    ------------

TOTAL                                                           $ 14,057,108    $ 10,500,197
                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                $  2,515,160    $    780,547
Accrued expenses                                                     334,304         397,027
Other current liabilities                                            367,004         237,545
Warranty reserve - current                                           176,000         118,000
Line of credit                                                     3,802,141       1,650,892
                                                                ------------    ------------

                    Total current liabilities                      7,194,609       3,184,011
                                                                ------------    ------------

WARRANTY RESERVE - Long-term                                           5,000           5,000

DEFERRED RENT                                                              0           1,245
                                                                ------------    ------------

                    Total liabilities                              7,199,609       3,190,256
                                                                ------------    ------------

STOCKHOLDERS' EQUITY:

Common stock $.001 par value - authorized, 50,000,000 shares;
  issued and outstanding, 11,331,012 and
  11,273,012 shares, respectively                                     11,331          11,273
Additional capital                                                18,910,312      18,780,762
Accumulated deficit                                              (12,064,144)    (11,482,094)
                                                                ------------    ------------

                    Total stockholders' equity                     6,857,499       7,309,941
                                                                ------------    ------------

TOTAL                                                           $ 14,057,108    $ 10,500,197
                                                                ============    ============




See notes to consolidated financial statements.




                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (unaudited)


                                               For The Three                    For The Nine
                                          Months Ended December 31,       Months Ended December 31,
                                        ----------------------------    ----------------------------
                                            1995            1994            1995            1994
                                        ------------    ------------    ------------    ------------

SALES                                   $ 11,435,206    $ 10,954,067    $ 27,544,911    $ 30,843,959
COST OF SALES                              9,062,896       8,953,744      21,993,758      25,170,682
                                        ------------    ------------    ------------    ------------
          Gross profit                     2,372,310       2,000,323       5,551,153       5,673,277
                                        ------------    ------------    ------------    ------------

OTHER OPERATING COSTS:
 Sales and marketing                       1,240,030       1,042,382       3,204,386       2,466,145
 Research and development                    164,666         145,612         479,100         351,742
 General and administrative                  631,815         541,745       1,966,652       1,467,343
                                        ------------    ------------    ------------    ------------
          Total other operating costs      2,036,511       1,729,739       5,650,138       4,285,230
                                        ------------    ------------    ------------    ------------
          Operating income (loss)            335,799         270,584         (98,985)      1,388,047
                                        ------------    ------------    ------------    ------------
OTHER (EXPENSE) REVENUES:
 Interest income                                 751           1,937           2,521          18,091
 Interest expense                           (250,128)       (177,087)       (483,320)       (477,955)
 Other                                       (10,017)         25,830          (2,266)         10,925
                                        ------------    ------------    ------------    ------------
          Total other expense-net           (259,394)       (149,320)       (483,065)       (448,939)
                                        ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME
TAXES                                         76,405         121,264        (582,050)        939,108

PROVISION FOR INCOME TAXES                         0          10,000               0          10,000
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS)                       $     76,405    $    111,264    $   (582.050)   $    929,108
                                        ============    ============    ============    ============

NET INCOME (LOSS) PER
COMMON SHARE                            $       0.01    $       0.01    $      (0.05)   $       0.08
                                        ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                       11,307,860      11,138,501      11,295,408      11,101,542
                                        ============    ============    ============    ============




See notes to consolidated financial statements.




                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                For the Nine
                                                         Months Ended December 31,
                                                         --------------------------
                                                             1995           1994
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                       $  (582,050)   $   929,108
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                         609,442        293,747
       Provision for doubtful accounts                        (3,005)        22,000
   Change in operating assets and liabilities-net
      of effect of acquisition:
       Receivables                                         1,649,188        629,028
       Inventories                                        (4,217,602)    (5,188,893)
       Prepaid expenses and other assets                     (16,645)       (79,664)
       Other assets                                           15,100        (19,227)
       Accounts payable                                    1,655,042        592,233
       Accrued expenses                                      (71,558)       (21,910)
       Other current liabilities                             114,059        (48,572)
       Warranty reserve                                       58,000        (82,150)
       Other liabilities                                      (1,245)       (12,449)
       Income tax payable                                          0         10,000
                                                         -----------    -----------

 Net cash used in operating activities                      (791,274)    (2,976,749)
                                                         -----------    -----------

INVESTING ACTIVITIES:
      Equipment, improvement, and tooling expenditures    (1,109,832)       (50,162)
      Cash acquired from acquisition                          39,951              0
                                                         -----------    -----------
 Net cash used in investing activities                    (1,069,881)       (50,162)
                                                         -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                   45,600         56,735
     Net borrowings under line of credit                   2,151,249      2,879,008
     Payment of financing costs                              (85,000)       (50,000)
     Payment of debt assumed in acquisition                 (257,314)             0
                                                         -----------    -----------
 Net cash provided by financing activities                 1,854,535      2,885,743
                                                         -----------    -----------


NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                     (6,620)      (141,168)

CASH AND CASH EQUIVALENTS, beginning of period               166,819        235,432
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                 $   160,199    $    94,264
                                                         ===========    ===========

SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
     Interest paid                                      $   483,320   $     477,955

                                                        ===========   =============


                                   (Continued)




                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 For the Nine
                                                          Months Ended December 31,
                                                          -------------------------
                                                             1995           1994
                                                         -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 In connection with the acquisition, liabilities were
    assumed as follows:
    Liabilities assumed                                  $   361,120    $         0
    Fair value of assets acquired, including $39,951     -----------    -----------
     in cash                                             $   190,657    $         0
                                                         -----------    -----------
    Excess of cost over fair value of assets acquired    $   170,463    $         0
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

Inventories at December 31, 1995, consisted of $512,532 of raw materials and service parts and $9,010,800 of finished goods.

Goodwill of approximately $170,000 resulting from the acquisition of the Company's Security Products Division is being amortized on the straight line basis over ten years.

The Company is engaged in one business segment, the design, development, marketing and licensing of electronic video communication products. The Company's current primary focus is the design, marketing, sale, and distribution of several models of its Dual-Deck(TM) videocassette recorder. Sales to two customers totaled 10% or more of net sales for the nine months ended December 31, 1995. Sales to Circuit City Stores and Thorn America were $3,456,836, and $2,860,257 respectively for the nine month period ended December 31, 1995. Accounts receivable from these customers at December 31, 1995 were $781,667 and $32,624 respectively.

Certain reclassifications have been made to the prior financial statements to conform to the current year classifications.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective August 1, 1993. This statement supersedes "Accounting Principles Board Opinion No. 11" which has been utilized by the Company in prior periods. The Company recorded a net deferred tax asset of $7,629,000. This amount has been completely offset by a valuation allowance.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1995 are as follows:

   Deferred Tax Assets:

      Differences between book & tax
         basis of property                             $  210,000
      Reserves not currently deductible                   268,000
      Operating loss carryforwards                      6,877,000
      Contribution carryforwards                            6,000
      Tax credit carryforwards                            189,000
      Other intangibles                                    79,000
                                                       ----------

   Tax Asset net of liability                           7,629,000

   Valuation Allowance                                 (7,629,000)
                                                       ----------
   Net Deferred Asset                                  $       -0-
                                                       ==========

The information presented within the financial statements should be read in conjunction with the Company's audited Financial Statements for the eight month transition period ended March 31, 1995 and the fiscal year ended July 31, 1994 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the 1995 Transition Report on Form 10-K.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three  months  ended  December  31, 1995  compared  with the three  months ended
--------------------------------------------------------------------------------
December 31, 1994:
-----------------

Net sales increased 4.4% to $11.4 million during the three months ended December 31, 1995 from $11.0 million during the three months ended December 31, 1994. The increase in net sales was primarily due to a 29.6% increase in net units sold for the three months ended December 31, 1995 compared to the three months ended December 31, 1994, offset in part by a 19.4% decrease in average revenue per unit for the same two periods. The increase in net unit sales is primarily due to purchases of the Company's price leader model of its GV40xx series by a new customer during the three months ended December 31, 1995. The decrease in the average revenue per unit was primarily due to the Company's product sales mix for the three months ended December 31, 1995 which included a high percentage of the less expensive price leader model of the GV40xx series and an overall decrease in the per unit selling price of the GV40xx series from the GV30xx series which was discontinued in the second quarter of the current fiscal year. Net sales of the Company's Security Products Division, which was acquired in April 1995, were less than 3% of total net sales for the three months ending December 31, 1995.

Gross profit was $2.4 million and $2.0 million for the three months ended December 31, 1995 and 1994, respectively, representing a 19% increase in gross profit dollars. Gross profit as a percentage of net sales increased to 20.7% for the three month period ended December 31, 1995 compared to 18.3% for the three months ended December 31, 1994. The increase in gross profit as a percentage of sales is primarily due to the increased profit margins realized on the GV40xx series.

Sales and marketing expenses increased 19.0% to $1.2 million for the three months ended December 31, 1995 compared to $1.0 million for the three months ended December 31, 1994. As a percentage of sales, sales and marketing expenses increased from 9.5% in the three months ended December 31, 1994, to 10.8% in the three months ended December 31, 1995. The increase in sales and marketing expenses as a percentage of sales is primarily due to expenses incurred in marketing the Company's new line of Security Products.

Research and development expenses increased 13.1% to $0.2 million for the three months ended December 31, 1995 from $0.1 million for the three months ended December 31, 1994. The increase in research and development expenses is due primarily to costs incurred in connection with the Company's development of a new line of Dual-Deck VCRs and of a prototype LCD projection television.

General and administrative expenses increased 16.6% to $0.6 million for the three months ended December 31, 1995 from $0.5 million for the three months ended December 31, 1994. As a percentage of net sales, general and administrative expense increased from 4.9% for the three months ended December 31, 1994 to 5.5% for the three months ended December 31, 1995. The increase in general and administrative expense is primarily due to increased consulting fees related to the implementation of the Company's corporate strategy and compensation expense recorded by the Company relating to a Separation Agreement for an executive officer.

As a result of the above, the Company recorded an operating profit of $335,799 for the three months ended December 31, 1995 compared with an operating profit of $270,584 for the three months ended December 31, 1994. The Company recorded net other expense of $259,394 for the three months ended December 31, 1995 compared with net other expense of $149,320 for the same period of the prior year. The increase in net other expense was primarily due to increased interest expense caused by an increase in the average daily loans outstanding and an increase in the average interest rate on loans caused by increases in the prime rate over the earlier period.

Net income for the three months ended December 31, 1995 was $76,405 compared with net income of $121,264 for the three months ended December 31, 1994. The Company did not recognize an income tax benefit for the three months ended December 31, 1995 due to recording a valuation allowance to offset the potential tax benefit of the losses. The Company recorded a provision for income taxes of $10,000 for the three months ended December 31, 1995, representing its then estimated Alternative Minimum Tax liability.


Nine months ended December 31, 1995 compared with the nine months ended December
--------------------------------------------------------------------------------
31, 1994:
--------

Net sales decreased 10.7% to $27.5 million during the nine months ended December 31, 1995 from $30.8 million during the nine months ended December 31, 1994. The decline in net sales was primarily due to a decrease in average revenue per unit by 10.7% from the nine months ended December 31, 1994 to the nine months ended December 31, 1995. Additionally, the comparative period of the prior year includes revenue from a one-time royalty payment related to an 8mm-to-VHS Dual-Deck license. Net sales of the Company's Security Products Division, which was acquired in April 1995, were less than 3% of total net sales for the nine months ending December 31, 1995.

Gross profit was $5.6 million and $5.7 million for the nine months ended December 31, 1995 and 1994, respectively, representing a 2.2% decrease in gross profit dollars. Gross profit as a percentage of net sales increased to 20.2% for the nine month period ended December 31, 1995 compared to 18.4% for the nine months ended December 31, 1994. Average cost of sales per unit decreased 12.6% for the nine months ended December 31, 1995 compared to the same period of the prior year. The increase in gross profit as a percentage of sales is primarily due to the increased profit margins realized on the GV40xx series.

Sales and marketing expenses increased 29.9% to $3.2 million for the nine months ended December 31, 1995 compared to $2.5 million for the nine months ended December 31, 1994. As a percentage of sales, sales and marketing expenses increased from 8.0% in the nine months ended December 31, 1994, to 11.6% in the nine months ended December 31, 1995. The increase in sales and marketing expenses as a percentage of sales is primarily due to expenses incurred in marketing the Company's new line of Security Products.

Research and development expenses increased 36.2% to $0.5 million for the nine months ended December 31, 1995 from $0.4 million for the nine months ended December 31, 1994. The increase in research and development expenses is due primarily to costs incurred in connection with the Company's development of a new line of Dual- Deck VCRs and a prototype of a LCD projection television.

General and administrative expenses increased 34.0% to $2.0 million for the nine months ended December 31, 1995 from $1.5 million for the nine months ended December 31, 1994. As a percentage of net sales, general and administrative expense increased from 4.8% for the nine months ended December 31, 1994 to 7.1% for the nine months ended December 31, 1995. The increase in general and administrative expense is primarily due to compensation expense recorded by the Company relating to a Separation Agreement for an executive officer and increased consulting fees related to the implementation of its corporate strategy.

As a result of the above, the Company recorded an operating loss of $98,985 for the nine months ended December 31, 1995 compared with an operating profit of $1,388,047 for the nine months ended December 31, 1994. The Company recorded net other expense of $483,065 for the nine months ended December 31, 1995 compared with net other expense of $448,939 for the same period of the prior year.

The net loss for the nine months ended December 31, 1995 was $582,050 compared with net income of $939,108 for the nine months ended December 31, 1994. The Company did not recognize an income tax benefit for the nine months ended December 31, 1995 due to recording a valuation allowance to offset the potential tax benefit of the losses. The Company recorded a provision for income taxes of $10,000 for the nine months ended December 31, 1995, representing its then Alternative Minimum Tax liability.

Seasonality
-----------

Seasonal factors common to consumer electronics products also affect the Company's sales levels. Accordingly, the Company expects to experience peaks in its sales during the holiday selling season, which primarily occurs during the Company's third fiscal quarter.


Capital Resources and Liquidity
-------------------------------

Net cash used in operating activities was $0.8 million and $3.0 million for the nine months ended December 31, 1995 and 1994 respectively. The more significant factors comprising the net cash used were a $4.2 million increase in inventory and a net loss of $0.6 million offset in part by an increase in accounts payable of $1.7 million and a decrease in accounts receivable of $1.6 million.

The increase in the inventory balances from March 31, 1995 to December 31, 1995 was primarily due to inventory ordered for the Christmas selling season and lower than expected sales in December 1995. The decrease in the receivable balance from March 31, 1995 to December 31, 1995 was primarily due to lower than expected sales during the last month of the nine month period ending December 31, 1995 as the Company's average collection experience has generally remained consistent.

The Company had working capital of $5.6 million and $6.9 million at December 31, 1995 and March 31, 1995 respectively. At December 31, 1995, the Company's current ratio (the ratio of current assets to current liabilities) was 1.8 to 1.

Samsung requires the Company, thirty days prior to order shipment, to post a letter of credit for the full amount of an order of Dual-Deck VCRs. The letters of credit are drawn thirty days after shipment of the product, which in turn is generally sold on open account. The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables during its peak selling season. The primary source of funds over the nine months ended December 31, 1995 has been borrowings under the Company's line of credit. The financing agreement was entered into in October 1992 and was amended in May 1993, November 1993, August 1994, and August 1995. The maximum line of credit, as amended, is $14,000,000, limited by specific inventory and receivable balances used as a borrowing base, and provides for cash loans, letters of credit, and acceptances. The agreement, as amended, has a term of four years, with an origination fee of 1%, an annual facility fee of 0.5%, a non-use fee of 1/4%, and a prepayment (if applicable) fee of 1%. Loans are priced at prime plus 2 1/2%. The lender is collateralized by all assets of the Company. The unused and available line of credit at December 31, 1995 was $1,041,307. The Company has capitalized $512,155 of closing costs related to the origination and amendment of the financing agreement. These costs are being amortized over the term of the agreement. Management believes its current financial resources to be adequate to support current operations over the next twelve months. Management believes that additional financing through debt or equity may be required to expand the Company's existing business and to support the recently announced LCD projection television project and other product lines currently being considered. No final determination as to the form and amount of such financing has yet been made and there is no assurance that such financing, when required, would be available on terms favorable to the Company.

The Company has entered into a Manufacturing Agreement with Shintom Co., Ltd, and Talk Corporation, both Japanese corporations to develop a new line of VHS/VHS Dual Deck VCRs. Based on prior experience with the development of similar product lines, the Company anticipates that it will incur approximately $0.5 million of expenditures for tooling and hardware to bring the product to production over a remaining development time frame of six to nine months and that such expenditures can be met using the Company's current resources.

As previously discussed in the 1995 Transition Report on Form 10-K, the Company has Separation Agreements with two employees of the Company, which as of February 1996 could result in a compensation expense charge of approximately $240,000 upon notice of separation of one of the employees.

Inflation
---------

Inflation has had no material effect on the Company's operations or financial condition.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

NONE

Item 6.  Exhibits and Reports on Form 8-K

a. The following exhibit is filed as part of this Report:


Exhibit No.                     Description
----------                      -----------


10.24                           Manufacturing Agreement between Go-Video,
                                Inc, and Shintom Co., Ltd. and Talk Corporation, dated January 9, 1996 *

27                              Financial Data Schedule

* Confidential treatment requested

b. Reports on Form 8-K

   Form 8-K dated December 17, 1995 regarding Manufacturing Agreement between Go-Video, Inc, and Shintom Co., Ltd. and Talk Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GO-VIDEO, INC. (Registrant)


Date: February 9, 1996       By /S/ ROGER B. HACKETT
                                -------------------------
                                    Roger B. Hackett
                                    Chairman of the Board,
                                    Chief Executive Officer,
                                    President and Chief Operating Officer



Date: February 9, 1996       By /S/ DOUGLAS P. KLEIN
                                -------------------------
                                    Douglas P. Klein
                                    Vice President and Chief Financial Officer,
                                    Secretary and Treasurer
                                    (principal financial and
                                     accounting officer)