Form 10-Q/A
period 1995-12-31
GO VIDEO INC
filed 1996-04-16
CIK 784721

FORM 10-Q/A

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

Commission File No. 2-331855

                                 Go-Video, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             86-0492122
- ------------------------                                      ----------
(State of Incorporation)                                     (IRS E.I.N.)

 7835 East McClain Drive, Scottsdale, Arizona                    85260
- ---------------------------------------------                    -----
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

Go-Video  Inc.  hereby  amends its Form 10-Q filed  pursuant  to the  Securities
Exchange Act of 1934 for the quarter ending December 31, 1995 by adding amendment No.1 to Exhibit 10.24


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GO-VIDEO, INC.
                              (Registrant)


                              By /S/ DOUGLAS P. KLEIN
                                 -------------------------
                                     Douglas P. Klein
                                     Vice President and Chief Financial Officer,
                                     Secretary and Treasurer
                                     (principal financial and
Date: April 16, 1996                 accounting officer)

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

NONE

Item 6.  Exhibits and Reports on Form 8-K

a. The following exhibit is filed as part of this Report:


Exhibit No.                Description
- ----------                 -----------


10.24                      Manufacturing Agreement between Go-Video,
                           Inc, and Shintom Co., Ltd. and Talk Corporation, dated January 9, 1996 as amended by amendment No.1.*

27                         Financial Data Schedule

* Confidential treatment requested

b. Reports on Form 8-K

   Form 8-K dated December 17, 1995 regarding Manufacturing Agreement between Go-Video, Inc, and Shintom Co., Ltd. and Talk Corporation.