Form 10-K405
period 1996-03-31
GO VIDEO INC
filed 1996-06-27
CIK 784721

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended       March 31, 1996
                                       -----------------------
                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from  N/A  to N/A
                                            -------   ------
              Commission File   No.2-331855
                             -----------------

                                    GO-VIDEO, INC.
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)
                    Delaware                                 86-0492122
              -------------------------------            ----------------
              (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)             Identification No.)

              7835 East McClain Drive
                   Scottsdale, Arizona                            85260-1732
              ----------------------------------------            ----------
              (Address of principal executive offices)            (Zip Code)

              Registrant's telephone number, including area code  (602) 998-3400
                                                                ----------------
              Securities registered pursuant to Section 12(b) of the Act:
              Title of each class                        Name of each exchange
                                                         on which registered

              Common Stock                               American Stock Exchange
              ------------                               -----------------------
              Common Stock Purchase Warrants             American Stock Exchange
              ------------------------------             -----------------------

              Securities registered pursuant to Section 12(g) of the Act:
                          None
                    ----------------
                    (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of the stock quoted on the American Stock Exchange on June 19, 1996 the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $12,804,000. See Item 5 of this Form 10-K.

The number of shares of common stock outstanding as of June 19, 1996, was 11,331,012.

Documents  Incorporated  by  Reference:   Portions  of  the  Registrant's  Proxy
Statement relating to its Annual Meeting of Stockholders to be held August 29, 1996, are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                -----------------

PART I

Item 1.        Business............................................................................1
               Executive Officers of the Registrant............................................... 9
Item 2.        Properties.........................................................................10

Item 3.        Legal Proceedings..................................................................10

Item 4.        Submission of Matters to a Vote of Security Holders................................10

PART II

Item 5.        Market for the Registrant's Common Stock and
                Related Security Holder Matters...................................................11

Item 6.        Selected Financial Data............................................................12

Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................13

Item 8.        Financial Statements and Supplementary Data........................................17

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................17

PART III

Item 10.       Directors and Executive Officers of the Registrant.................................18

Item 11.       Executive Compensation.............................................................18

Item 12.       Security Ownership of Certain Beneficial Owners and Management.....................18

Item 13.       Certain Relationships and Related Transactions.....................................18

PART IV

Item 14.       Exhibits, Financial Statement, Schedules and Reports on Form 8-K...................18

               SIGNATURES........................................................................S-1

THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE ITEM 1, ITEM 5, AND
ITEM 7. ALSO SEE "MANAGMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN PART II, ITEM 7 FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE VALIDITY OF ANY SUCH FORWARD LOOKING STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

Overview

Go-Video, Inc. ("Go-Video" or the "Company") designs, develops, and markets consumer electronic video products. The Company believes that it and its licensees are the exclusive North American distributors of video cassette player/recorders ("VCRs") with two decks built into one unit - the Dual-Deck(TM) VCR. The Company patented the Dual-Deck system which incorporates proprietary circuitry and software to perform duplicating, dual recording, editing, and video view switching functions not available from single deck VCRs. The Dual-Deck VCR has constituted substantially all of the Company's sales over the last five fiscal years. The Company expanded its product line into home and business security and surveillance products in April 1995.

Go-Video was incorporated in Arizona in 1984, completed its initial public offering in 1986, and reincorporated in Delaware in 1987. In 1984, the Company filed its first successful patent application that was ultimately issued in August 1988 for the Dual-Deck VCR. The Company pursued a manufacturer and source for critical components until 1989 when the Company entered into manufacturing and license agreements with Samsung Corporation ("Samsung"), one of the world's largest manufacturers of consumer electronics. Sales of the Dual-Deck VCR began in June 1990. The Company obtained a second manufacturer in January 1996, when it entered into a manufacturing agreement with Shintom Company Ltd. and Talk Corporation ("Shintom").

The Company's executive office is located at 7835 East McClain Drive, Scottsdale, Arizona, 85260-1732, and its telephone number is (602) 998-3400. The Company has regional sales offices in Plano, Texas and Pittsburgh, Pennsylvania.

Business Strategy

The Company believes that the VCR market continues to offer opportunity for the Company's core Dual-Deck VCR business line. For 1996, the size of the VCR market is estimated to be approximately $2.7 billion with over thirteen million VCRs sold at an average retail price around $250. The Company's current market share is approximately 0.5% with an average retail price around $650. The Company believes that it can capitalize on its patented technology, engineering and industry know-how, product distribution network, and reputation for bringing innovative products to the consumer electronics marketplace to increase its market share through a product development strategy of lowering prices and improving features while protecting or increasing gross profit margins.

The more significant components of the Company's business strategy include:

         Redesigning the Dual-Deck VCR Product Line. The Company is introducing, beginning in June 1996, a new line of Dual-Deck VCRs, the GV60xx series, that have been manufactured for the Company by Shintom. The new model is manufactured at lower cost to the Company than models manufactured by the Company's current manufacturer, Samsung. The Company anticipates that the new generation of Dual-Deck VCRs will allow the Company to improve profitability and increase market share.* Upon introduction of the GV60xx series, the Company intends to begin development of a PAL (European television broadcasting format) Dual-Deck VCR for distribution beginning in 1997, although there can be no assurance that the Company will successfully develop and distribute such a product.*

         Broadening the Distribution Channels. With the introduction of the GV60xx and the addition of video security products, the Company anticipates that it will be able to open new retail accounts, including additional national retailers with significant market share of the consumer electronics market and thereby expand its already strong distribution network.* The new Dual-Deck VCR and video

- ----------
* May contain "Forward Looking Statements."

security product lines are designed to offer these retailers higher quality and improved sales opportunities over existing product lines. In addition, the Company intends to develop a PAL Dual-Deck VCR to open European and other international distribution.* The Company expects that a PAL product line would be available for sale by the beginning of the Company's 1998 fiscal year although there is no assurance that this will occur.*

         Acquiring and Developing Complementary Products and Technology. The Company believes its ability to penetrate the retail consumer electronics marketplace with the Dual-Deck VCR will provide opportunities for diversification and revenue growth through the acquisition of synergistic product lines and/or technology and through product development relationships with technology partners.* The resulting product lines can be integrated into the Company's product development, marketing, sales and distribution assets. The Company made its first such acquisition in April 1995 when it acquired the assets of Dublin Companies (the "Dublin Acquisition"), a distributor of home and business video security and surveillance products sold under the Private Eye(TM) label.

The Company also began joint development of a prototype LCD projection television with Prolux Corporation which will be targeted for the mid-range and high-end consumer and home theater markets. The Company intends to begin distribution of the projection television, which uses the patented Prolux LightCast(TM) technology, during the first half of the 1997 calendar year. There is no assurance that the joint development will produce a product that is both technically and financially viable for distribution by the Company.* In addition, the Company is developing a distribution alliance with Loewe Opta, a German manufacturer of television and home audio consumer electronics, for the exclusive North American distribution rights for selected high-end digital televisions and other consumer products. The Company anticipates that distribution of the products would begin in calendar 1997.* However, there is no assurance that this will occur.

Because of the potential cost and opportunistic and highly variable nature of an acquisition and product development strategy, there is no assurance that the Company will be successful in pursuing additional diversification.*

Industry Background

The consumer electronics industry is highly competitive, with declining prices and improving quality and features. Manufacturing is dominated by Japanese and Korean-based companies plus two European-based companies. Manufacturing dominance is maintained by substantial technological and entry cost barriers.

Generally, sales of consumer electronic products in the United States are becoming consolidated into national and regional consumer electronics chains and mass merchants. Independent and smaller regional retailers are, in many regions of the U.S., under considerable competitive pressures against larger retailers, particularly in the lower and mid-priced consumer electronic product categories. As a result, many of these stores concentrate on premium consumer electronic products, such as high-end home theater systems and specialized audio components and speakers. Go-Video's Dual-Deck VCRs and video security product lines are sold primarily through national and regional consumer electronic chains, mass merchant outlets, and warehouse clubs.

As a result of the industry consolidation, there are substantial hurdles for bringing new products to the consumer electronic marketplace, particularly if the company offering the product is not already distributing other consumer electronic products. Retailers of consumer electronic products have considerable negotiating power and generally require that suppliers have sufficient financial, operational, and marketing wherewithal to provide a high level of support for any product line carried by that retailer. Go-Video is one of few companies over the last ten years that has been able to bring a new product line and category into the consumer electronic home entertainment marketplace.

- ----------
* May contain "Forward Looking Statements."

Principal Products

Go-Video markets and distributes two main product lines: Dual-Deck VCRs and video security products. During the fiscal year ended March 31, 1996, Dual-Deck VCRs and related products and services accounted for nearly all of the Company's revenues. The Company's Security Products Division accounted for less than 3% of revenues during the fiscal year ended March 31, 1996.

         Dual-Deck VCRs. Go-Video offers Dual-Deck VCRs in VHS/VHS and 8mm/VHS formats. Among other features, the Dual-Deck VCR allows the user to, with one touch of a button, duplicate prerecorded video tapes while maintaining a near original level of picture quality and to easily edit video tapes to eliminate unwanted segments or to combine material from two or more tapes.

All current models of the VHS/VHS Dual-Deck VCRs contain the patented technology and proprietary software of the "AmeriChrome" circuitry that facilitates electronic signal preservation and transfer from deck to deck without external wiring. AmeriChrome circuitry allows home consumers to create a high quality duplicate of original VHS or VHS-C format videocassette tapes. AmeriChrome is an improvement over the current technology of duplicating prerecorded video tapes which requires that two single-deck videocassette recorders be externally wired together by the consumer. Many prerecorded tapes contain electronic encoded signals to take advantage of single deck VCR design weaknesses, resulting in poor or unusable copies. AmeriChrome is not subject to such limitations.

The Dual-Deck VCR has been designed for home use as a full featured video cassette recorder. Company-prepared literature and owner manuals caution consumers that the Dual-Deck VCR should not be used in a manner which infringes on the rights of owners of copyrighted material. However, the Company cannot predict the likelihood that distribution of current or future Dual-Deck VCR models will be challenged for any reason, or that laws governing home recording devices will be amended or applied in the future so as to require changes to the operation or performance of the Dual-Deck VCR. The Company believes that the Dual-Deck VCR is the video equivalent or betterment of the dual-transport audio tape deck, which has become an accepted audio industry standard, and that it would have meritorious defenses to any challenge*. The Company is not currently developing a digital formatted player/recorder and is unable to predict the impact on the Company of developing digital technologies.

The Company introduced its current line of Dual-Deck VCRs, the GV40xx series, in the second quarter of fiscal 1996. The GV40xx models were an improvement over previous models in that they offer superior picture quality and automatic assembly editing. The GV40xx series models are differentiated from one another by various designs and functions to appeal to customer preferences. Two of the models include high-fidelity MTS stereo playback/recording and 4-head play/record for special effects.

The Company is introducing the GV60xx series VHS-to-VHS Dual Deck VCRs to complement the current line of GV40xx series Dual-Deck VCRs. The principal objective for introducing the new series is to update the product line of VHS-to-VHS Dual-Deck VCRs with current technology and manufacturing techniques, such that consumers can be offered a more popularly priced product line, manufacturing costs can be reduced, and manufacturing efficiency can be improved. Introduction of the GV60xx series is scheduled to occur beginning with the price leader model, the GV6010, in June 1996, followed by the high end model which is expected to be introduced in September 1996* . The GV60xx series will include two VCR decks "stacked" within one housing. Features are designed so that consumers can enjoy a convenient, easy-to-operate, multi-function Dual-Deck VCR.

The Company  developed and  introduced an 8mm/VHS  format  Dual-Deck VCR line in
July 1994. The 8mm/VHS Dual-Deck VCR allows consumers to easily make high-quality copies of their 8mm tapes to VHS format. The Company has not been successful in marketing the 8mm/VHS Dual-Deck VCR. As a result, the Company does not intend to have additional models manufactured and will cease offering them for sale once the current inventory is sold. The Company reduced the price on the 8mm/VHS Dual Deck VCR and recorded a one-time adjustment for the remaining inventory on hand at March 31, 1996

- ----------
* May contain "Forward Looking Statements."

(see "Management's Discussion and Analysis of Financial Condition"). The Company licensed the 8mm/VHS technology to Samsung Corporation in April 1996 (see "Licensing").

         Security Products and Accessories. The Company currently markets and distributes its security products line to many of the same retail and catalog accounts through which it currently distributes Dual-Deck VCRs. The Company faces significant direct competition from other manufacturers and distributors of similar video security products (see "Competition").

The Company has three general types of security products: (i) systems with one or more cameras wired into a central dedicated monitor; (ii) systems with one or more wireless cameras transmitting to a central dedicated monitor; and (iii) systems where the picture from wired or wireless cameras is viewed on a normal television set. Through variations of this technology and differentiating marketing themes, the Company generally sells its security products through its sales distribution network to small businesses for security uses and homeowners for security or safety monitoring of children or infirm adults. All of the products are designed to be easily installed and operated.

Competition

The consumer electronics market is highly competitive and is characterized by technological change and general price erosion. The Company's competitors have substantially greater financial, manufacturing, and technical resources than does the Company. Moreover, most of these companies have larger marketing, sales, and distribution channels that also afford them a competitive advantage.

         Dual-Deck VCRs. The Company believes that, over the remainder of the decade, the VCR market in the United States will be relatively mature with a majority of sales consisting of replacement, upgrade, and second-unit purchases. While, to the Company's best knowledge, no other company is selling a consumer VHS-to-VHS Dual-Deck VCR in the United States, several companies have the technical skill and practical ability to design, manufacture, and sell such a product. "Double deck videocassette recorders" have been developed by potential competitors of the Company. An English company, Amstrad, introduced a product stacking two video cassettes within one housing, formatted for the European television standard (PAL) and not compatible with U.S. television standards
(NTSC). Amstrad announced in July 1990 that it had no current plans to introduce its product in the United States and announced in 1994 that it was ceasing all distribution of its PAL units in Europe. Orion is believed to sell a PAL formatted "double deck" VCR in Germany. In Japan, Panasonic has developed a VHS-C to VHS VCR for editing VHS-C tapes, and Sony has developed an 8mm-to-VHS VCR. Hitachi and other Japanese companies have marketed in Japan "twin loading" VHS VCRs which load two tapes in succession to a single deck VCR transport mechanism. There is no assurance that a potential competitor will not attempt to introduce competing products in the United States in the future. However, the Company intends to vigorously enforce its proprietary technology rights*.

The Company believes that its principal North American competition is currently from top-end single-deck VCRs offering a variety of features and available at various prices, all of which are less expensive than comparable Dual-Deck VCRs. Samsung has the right under its agreement with the Company, upon payment of a royalty to the Company, to manufacture and sell, under certain conditions, Dual-Deck VCRs incorporating the Company's proprietary technology, thereby allowing Samsung to compete with the Company in its principal marketplace (see "Licensing"). Samsung has not to date exercised its right to enter the North American marketplace. The Company believes that if Samsung were to exercise its right, the Company's net revenues and profitability could be affected in a materially adverse manner. The Company has agreed to license to Samsung the worldwide nonexclusive right to manufacture, use, and sell the 8mm-to-VHS format Dual-Deck VCR (see "Licensing").

         Video Security Products. Within the past decade as consumers have become more concerned about personal and property security, video security and surveillance systems have become more broadly accepted in the retail marketplace and are now sold packaged and ready to install in a small business or home environment. The Company believes that additional growth will come through expanded product offerings, including addition of products that are more convenient to install and operate than current models and more suited to home use, broader retail distribution into retailers, catalogs, and other sales channels now carrying limited or no video security products, and increased consumer demand in response to concerns about personal and property security.* Competitors compete on the basis of features, price, and ease and suitability to use. Major competitors include Magnavox, Ultrak, Goldbeam, Vivitar, Linear, Focus, and Polestar.

Licensing

The Company and Samsung Corporation entered into a License Agreement in February 1989 under which the Company granted Samsung, under certain conditions, the use of its patented and proprietary technology to: (i) on an exclusive basis, manufacture and distribute Dual-Deck VCRs in the Republic of Korea; (ii) the right to manufacture Dual-Deck VCRs for the Company; (iii) on a non-exclusive basis, manufacture and distribute Dual-Deck VCRs in all markets except the
United  States  and  its  territories;   and  (iv)  on  a  non-exclusive  basis,
manufacture and distribute Dual-Deck VCRs in the United States and its territories under Samsung's own trademark and trade names. Sales of licensed Dual-Deck VCRs by Samsung to any party other than Go-Video is subject to a per unit royalty based as a percentage of the net selling price. To date, the Company has not received royalty payments under the Agreement. The License Agreement requires that the Company offer improvements in its Dual-Deck technology without additional fee or royalty to Samsung throughout the life of the License Agreement and survives termination of the Manufacturing Agreement unless such termination is for any cause attributable to Samsung. Unless terminated earlier, the License Agreement expires in October 2004. The Manufacturing Agreement is automatically renewed in one year increments unless notice of cancellation is given at least six months prior to its expiration and currently extends through February 1997 (see "Product Development and Manufacturing").

In July 1994, the Company entered into an agreement with Goldstar U.S.A., Inc. in which the Company granted Goldstar the non-exclusive, non-assignable, non-transferable right and license to manufacture, sell and distribute worldwide 8mm-to-VHS VCRs. Payment for the license was received as a one-time fee in July 1994. The Goldstar agreement expires when the last of certain patents held by the Company expire. The Company has no further obligation under the license agreement and therefore the license fee was fully recognized as revenue in July 1994.

In April 1996, the Company agreed to license to Samsung, upon payment of a one-time fee to the Company, the worldwide nonexclusive right to manufacture, use, and sell the 8mm-to-VHS format Dual-Deck VCR. The fee was payable by Samsung to the Company within three months of the date of the agreement. The Company has no further obligations under the license agreement and therefore the license fee was fully recognized as revenue in April 1996.

Sales and Marketing

The Company's product lines are sold primarily to quality retailers, catalogs, and direct mailers with the support of independent manufacturer's representatives that represent specific geographic or channel categories throughout North America and who also represent numerous other consumer electronic companies. The Company sells its Dual-Deck product and security product lines to over two hundred accounts in North America, including some of the better known retailers and catalogs such as Circuit City, Montgomery Ward Electric Avenue, Damark, Fingerhut, The Good Guys, Nobody Beats The Wiz, Sharper Image, Sun T.V., Tandy, ABC Warehouse, Rent-A-Center, Future Shop, Spiegel, Ultimate Electronics, Rex Stores, Capital Audio, Armed Forces Exchanges and PX, Fry's Electronics, Capital

- ----------
* May contain "Forward Looking Statements."
                                       5

Sales, QVC, Steinbergs, Sound Advice, Magnolia Hi-Fi, Herrington, P. C. Richards, and Tops Appliance. The Company also distributes its Dual-Deck product line through direct mail syndicator Roy Thomas, Inc. Many of these accounts currently carry limited or no video security product lines. The Company's marketing methods include attendance at trade shows, trade publication advertising, sales promotion and other sales support programs, and publicity.

The Company competes in the consumer electronics industry, which experiences seasonal buying patterns with a majority of sales occurring between September and January. The Company's product line is subject to the same seasonality, although overall sales growth between 1990 and 1994 mitigated the effects of seasonal sales. As the Company's product and distribution lines have become more established, seasonal factors have become more evident in the Company's operating results. Accordingly, the Company expects to experience peaks in its sales during its third fiscal quarter.*

The Company's terms of sale vary according to the quantity and price of units purchased and the creditworthiness of the purchaser, but generally do not exceed thirty days. Warranty terms vary according to the model offered. The most extensive warranty currently offered is three months labor and one year parts for both VCRs and video security products. The Company's initial Dual-Deck model, the GV2000, which was sold during fiscal 1991 and subsequently replaced, included a five year parts and labor warranty. The Company has service agreements for its current models of Dual-Deck VCRs with service centers located throughout the United States and also provides service work at its Scottsdale, Arizona location. The Company believes it has established adequate reserves for its warranty contingencies.*

Significant Customers

During the fiscal year ended March 31, 1996, sales to Circuit City represented 14% of the Company's revenues. For the transition period ended March 31, 1995, Circuit City represented 13% of the Company's revenues. For the fiscal year which ended July 31, 1994, Roy Thomas, Inc. and Damark represented 16% and 11% of the Company's revenues, respectively. Although the Company's significant customers fluctuate over time, the loss of a significant customer could have a materially adverse effect on its operating results.

Backlog Orders

The Company's practice is to maintain sufficient inventories to fill orders promptly and not to carry a backlog of orders. The Company did not have a material level of backlog at June 19, 1996 or June 23 of the previous year.

Product Development and Manufacturing

The Company's product development activities consist of hardware and software design and engineering as well as co-development and engineering of new products with manufacturers and technology partners. The Company has focused its research and product development on the development of the next generation of Dual-Deck VCRs, development of a PAL format Dual-Deck VCR, development of unique features and/or quality enhancements for the Company's new line of video security products, development of a prototype LCD projection television with Prolux Corporation, identifying technical changes necessary to distribute Loewe Opta's televisions in North America, and evaluation of potential new products, acquisitions, or joint ventures.

All of the Company's products are manufactured for the Company by independent manufacturers. The Company's line of Dual-Deck VCRs are manufactured for the Company by Samsung and Shintom. The

- ----------
* May contain "Forward Looking Statements."

Company and Samsung entered into a Manufacturing Agreement in February 1989 (see "Licensing") under which Samsung manufactures VHS-to-VHS Dual-Deck VCRs to the Company's specifications in conformity to the highest standards of quality maintained by Samsung in the manufacturing of VCRs. Quality control and assurance is performed by Samsung at the manufacturing facility and the Company samples and verifies product quality by sample testing upon the products arrival in the United States. The Company generally places purchase orders for Dual-Deck VCRs three months prior to production in accordance with its forecasted needs. The Manufacturing Agreement sets forth statistical defect tolerances and indicates that the costs of quality defects above the level of standards is to be borne by Samsung. The Company purchases the Dual-Deck VCRs from Samsung F.O.B. Korea using commercial import letters of credit opened approximately thirty days prior to ship date. Payment for the product is by draft due thirty days after the bill of lading (ship) date. The Manufacturing Agreement is automatically renewed for one year periods unless terminated by six months advance notice in writing from either party. The Manufacturing Agreement currently extends to February 1997.

The Company entered into a second agreement with Samsung effective September 14, 1993, pursuant to which Samsung agreed to manufacture, and the Company agreed to purchase, on a non-exclusive basis certain models of the Company designed 8mm-to-VHS Dual-Deck VCR. Under this manufacturing agreement, Samsung manufactured 8mm-to-VHS Dual-Deck VCRs for the Company in conformity to the highest standards of quality maintained by Samsung in the manufacturing of VCRs. The Company will not purchase additional 8mm-to-VHS Dual-Deck VCRs under this agreement. The Company reduced the price on the 8mm-VHS Dual Deck VCR and recorded an adjustment for the remaining inventory on hand at March 31, 1996 (see "Management's Discussion and Analysis of Financial Condition"). In April, 1996, the Company agreed to license to Samsung the worldwide nonexclusive right to manufacture, use, and sell the 8mm-to-VHS format Dual-Deck VCR.

The Company and Shintom entered into a Manufacturing Agreement in January 1996 under which Shintom manufactures VHS-to-VHS Dual-Deck VCRs to the Company's specifications in conformity to the highest standards of quality maintained by Shintom in the manufacturing of VCRs. Quality control and assurance is performed by Shintom at the manufacturing facility and the Company samples and verifies product quality by sample testing upon the products arrival in the United States. The Company generally places purchase orders for Dual-Deck VCRs three months prior to production in accordance with its forecasted needs. The Manufacturing Agreement sets forth statistical defect tolerances and indicates that the costs of quality defects above the level of standards is to be borne by Shintom. The Company purchases the Dual-Deck VCRs from Shintom F.O.B. Singapore using commercial import letters of credit opened approximately fourteen days prior to ship date. Payment for the product is by sight draft. The initial term of this manufacturing agreement is two years. The manufacturing agreement is automatically renewed for one year periods unless terminated by twelve months advance notice from either party.

The Company's security product line is currently manufactured under purchase orders by Goldbeam Electronics Inc., a Korean manufacturing company. The Company purchases security products from Goldbeam F.O.B. Korea using commercial import letters of credit opened approximately thirty days prior to ship date. Payment for the product is by sight draft. The Company is currently evaluating additional suppliers for its Security Products Division.

Patents, Trademarks, and Proprietary Rights

In August 1988, the Company obtained United States Patent No. 4,768,110 entitled "Videocassette Recorder(s) Having Dual Decks For Selective Simultaneous Functions". The Company had by that date filed corresponding Japanese applications, and has since filed additional U.S. and foreign patent applications for enhancements related to the Dual-Deck VCR. The Dual-Deck VCR technology is complex, and as a result the Company's patent claims are also complex. In general terms, the patent covers a videocassette recorder system that has two decks contained in one housing and that has
                                       7
switching combinations which permit simultaneous and/or auxiliary functions to occur, such as allowing one deck to record while the other plays. In July 1992, the Company obtained U.S. Patent No. 5,124,807, entitled "Dual Deck
Videocassette Recorder System", featuring the further enhanced ability of a Dual-Deck VCR system to duplicate high quality videocassette tapes with good fidelity and avoidance of copy degradation.

During fiscal 1993, the Company was issued four new U.S. patents. The first patent issued, No. 5,194,963, relates to a unique circuit that results in high-quality duplication of a videocassette tape for in-home use. This circuit is identified by the registered trademark "AmeriChrome7". A second patent, No. 5,216,552, relates to a unique Dual-Deck VCR video switching system with or without a built-in tuner. The third patent, No. 5,216,499, relates to a Cable Select Box Supplemental Splitter, identified by the trademark "Cable Ready Plus". The fourth patent, No. 5,189,691, relates to a Dual-Deck VCR that includes an answering machine logic that allows the VCR to be used to answer a video telephone system.

During fiscal 1994, the Company was issued three new U.S. patents. The first patent issued, No. 5,307,193, relates to a method of control over an infrared controlled device such as a TV, VCR, or stereo without the use of an infrared emitter. This method of control uses voltage-induced energy for direct control of a device with or without a line of sight. A second patent, No. 5,177,618, relates to additional AmeriChrome circuitry and identification and hardware control in the presence of certain anticopy encoding on a videocassette. A third patent, No. 5,249,087, relates to a rotating scanning device for use with magnetic storage media. Other U.S. and foreign patent applications are currently pending. There is no assurance that any additional patents will be granted to the Company or that the Company's patents will provide meaningful protection from competition. The Company intends to vigorously enforce its proprietary technology rights*.

The Company has registered its "Go-Video" service mark and its "Go-Video", "AmeriChrome", "Palm-Mate", "Private Eye", and "VCR-2" trademarks with the United States Patent and Trademark Office and has registered "Go-Video" as a trademark with the State of Arizona. The Company has filed for registration with the United States Patent and Trademark Office for various other trademarks. The Company has developed and owns the proprietary operating system software relating to the Dual-Deck VCR. The Company believes that patents, trademarks, trade names, and proprietary rights, once established, are generally important in the consumer electronics market, and the loss, denial, or infringement of such patents, trademarks, trade names, and proprietary rights could have a materially adverse effect on the Company.

Environmental Matters

Although  the  Company  is  subject  to  various   federal,   state,  and  local
environmental laws and regulations, compliance with such laws and regulations has not had a material effect on the Company.

Employees

As of June 19, 1996, the Company employed 46 full-time employees, including its five executive officers. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.*

- ----------
* May contain "Forward Looking Statements."

Executive Officers of the Registrant
- ------------------------------------

The following table sets forth certain information concerning the executive officers of the Company.

Executive Officers:
- -------------------

Name                       Age       Positions
- ----                       ---       ---------

Roger B. Hackett           45        Chief Executive Officer, President, and Chief Operating Officer

Kevin P. Sullivan          51        Executive Vice President, Sales and Marketing

Douglas P. Klein           35        Vice President, Chief Financial Officer, Secretary and Treasurer

Edward J. Brachocki        40        Vice President, Corporate Development

Roger B. Hackett was first elected to the Board of Directors in December 1992 and joined the Company as President and Chief Operating Officer in January 1993. In March 1994, Mr. Hackett was elected Chief Executive Officer and Chairman of the Board. Prior to joining the Company as President, Mr. Hackett served as an executive officer of Serving Software Inc., a Minneapolis, Minnesota-based provider of computer software used in the health care industry. In 1986, Mr. Hackett founded the CAMS division of ATI Medical, Inc., a provider of "critical care" medical equipment, and over six years developed CAMS into a leading provider of bar-code-based information systems. In January 1992, Mr. Hackett negotiated the sale of the CAMS division to Serving Software Inc., where he then served as Vice President of the CAMS division until being named Senior Vice President, Corporate Affairs in January 1993. He also served as a director of Serving Software from January 1993 until September 1994 when Serving Software was acquired by HBO & Co., a health care information systems company. Mr Hackett serves as a director of Medi-Serve, a privately-held company providing health care information systems. Mr. Hackett received a Bachelor of Science Degree in Business Administration from Ohio State University.

Kevin P. Sullivan joined the Company in September 1991 as Vice President, Sales and was named Executive Vice President, Sales and Marketing, in February 1993. From July 1990 until joining the Company, Mr. Sullivan was the principal of KPS & Associates, a consumer electronics sales consulting firm. From 1983 through June 1990, Mr. Sullivan served in various sales management positions, most recently as Vice President of Sales, for Mitsubishi Electronics' audio/video group, a major manufacturer and distributor of consumer electronic products. Prior to his nine years with Mitsubishi, Mr. Sullivan was President of Sullivan's, Inc., which distributed a broad line of brand name electronics equipment to dealers throughout six New England states. He has also held sales management positions with Sharp Electronics, Quasar Electronics, and the Magnavox Company. Mr. Sullivan received a Bachelor of Science Degree from Fairfield University in Connecticut.

Douglas P. Klein joined the Company in April 1993 as Assistant Treasurer and was named Vice President, Finance and Treasurer in October 1993, Corporate Secretary in April 1994, and Chief Financial Officer in September 1995. Mr. Klein was previously employed from June 1983 through October 1992 by Continental Bank N.A., Chicago, Illinois, where he served in various accounting and corporate banking positions. From February 1991 through October 1992, Mr. Klein was Portfolio Manager in the Large Corporate Division where he was responsible for structuring, syndicating and managing credit and derivative exposure to Continental's largest Midwestern-based clients. From January 1990 through February 1991, Mr. Klein served as Portfolio Manager for the Investment Grade Division. Earlier positions with Continental included Commercial Lending
Officer, Senior Credit Analyst, Senior Planning Analyst, and Senior Internal Auditor. Mr. Klein received a Bachelor of Science

Degree in Management from Purdue University, and a Masters Degree in Management from the J.L. Kellogg Graduate School of Management, Northwestern University.

Edward J. Brachocki joined the Company in February 1993 as Vice President, Marketing, and was named to his current position of Vice President, Corporate Development, in August 1994. From July 1992 until joining the Company, Mr. Brachocki was a Senior Associate for MTA/EMCI, a Washington, D.C.-based consulting firm for the telecommunications and cable television industries, where he advised clients on marketing issues for technology-based consumer products. From November 1989 to June 1992, he was Director of Marketing and Business Development for Goldstar Products Co., Ltd. Prior to joining Goldstar, Mr. Brachocki served for two years as a consultant and General Manager of Bliss Marketing, a Phoenix, Arizona-based marketing and strategic planning company. Mr. Brachocki received a Bachelor of Science Degree in Psychology from Fairfield University in Connecticut.

Item 2.  Properties
         ----------

The Company leases a 33,000 square foot executive office and warehouse facility in north Scottsdale, Arizona, which is fully utilized, in good condition, and adequate for the Company's needs. The lease began in January 1996 and has a term of seven years, with one three year extension at the option of the Company.

Item 3.  Legal Proceedings
         -----------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of Security Holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                     PART II

Item 5.  Market for  the Registrant's  Common Stock and Related  Security Holder
         -----------------------------------------------------------------------
         Matters
         -------

The Company's Common Stock and Warrants began trading on the AMEX on September 26, 1990. Prior to September 26, 1990, the Company's Common Stock was traded on the NASDAQ Market System. The following table sets forth the high and low sales prices for the Common Stock during the period from August 1, 1993 through March 31, 1996 as reported to the Company by the American Stock Exchange. Sales prices do not include commissions or other adjustments to the selling price.

         Year Ended July 31, 1994                    High              Low
         ------------------------                    ----              ---
         First Quarter                               $ 3.0625          $ 2.2500
         Second Quarter                              $ 3.1250          $ 2.3125
         Third Quarter                               $ 2.8125          $ 1.8750
         Fourth Quarter                              $ 2.3750          $ 1.2500

         Eight Month Transition Period
         Ended March 31, 1995                        High              Low
         --------------------                        ----              ---
         First Quarter                               $ 2.5000          $ 1.5625
         Second Quarter                              $ 2.7500          $ 1.7500
         Third Quarter                               $ 2.1875          $ 1.5625

         Year Ended March 31, 1996                   High              Low
         -------------------------                   ----              ---
         First Quarter                                $ 1.9375         $ 1.5000
         Second Quarter                               $ 1.8750         $ 1.5000
         Third Quarter                                $ 2.0000         $ 1.1250
         Forth Quarter                                $ 1.3750         $ 1.0000


As of March 31, 1996, the Company believes there were approximately 11,000 beneficial holders of the Company's Common Stock, including approximately 2,000 stockholders of record (certificate holders registered directly rather than on account at various brokerages or trustees).

The Company has never paid cash dividends on its Common Stock, and it intends for the foreseeable future to retain any earnings to support the growth of its business.* Any payment of cash dividends in the future, as determined at the discretion of the Board of Directors, will be dependent on the Company's financial condition, capital requirements, and other factors deemed relevant.

- ----------
* May contain "Forward Looking Statements."

Item 6.  Selected Financial Data
         -----------------------

The selected financial data of the Company set forth below, insofar as relates to the period from August 1, 1990 to March 31, 1996, has been derived from the Company's audited Consolidated Financial Statements, certain of which are included elsewhere herein. This data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included elsewhere in this Annual Report on Form 10-K.

     Statement of Operations

                                       Fiscal Year     Eight Months
                                      Ended March 31  Ended March 31                   Fiscal Year Ended July 31
                                      --------------  -------------- ----------------------------------------------------------
Data                                       1996            1995           1994           1993           1992            1991
- ----                                       ----            ----           ----           ----           ----            ----
Sales                                 $ 34,646,406    $ 27,602,708   $ 41,192,644   $ 30,928,531   $ 16,188,205    $ 12,524,627

Litigation
  settlement
   revenues                                      0               0              0              0              0       4,825,000
Net
income (loss)                           (2,871,170)        117,801        105,741        116,706     (1,362,956)     (1,388,911)
Net income
  (loss) per share                           (0.25)           0.01           0.01           0.01          (0.13)          (0.16)

Weighted
  average
   shares                               11,304,261      11,194,200     11,090,549     10,592,326     10,395,879       8,900,707

Balance Sheet
                                                   March 31,                              July 31,
                                      ----------------------------   ----------------------------------------------------------
Data                                           1996            1995           1994           1993           1992            1991
- ----                                           ----            ----           ----           ----           ----            ----
Current
  assets                              $  9,630,183    $ 10,035,234   $ 10,165,288   $  9,697,545   $  7,180,602    $  8,689,235
Current
  liabilities                            6,236,720       3,184,011      3,608,489      3,967,437      1,335,679       1,883,609
Long-term
  assets (net)                           1,567,803         464,963        541,940      1,249,167        764,034         538,687
Long-term
  liabilities                              283,405           6,245         19,004         63,803        112,378         205,323
Total
  assets                                11,197,986      10,500,197     10,707,228     10,946,712      7,944,636       9,227,922
Total
  liabilities                            6,520,125       3,190,256      3,627,493      4,031,240      1,448,057       2,088,932
Stockholders'
  equity                                 4,677,861       7,309,941      7,079,735      6,915,472      6,496,579       7,138,990

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview

The Company was incorporated in May 1984 and was engaged in development-stage activities until the fiscal year ended July 31, 1990, when it began its primary operations of procuring and marketing the Dual-Deck VCR. The Company experienced substantial losses from its formation through the fiscal year ended July 31, 1992. In February 1995, the Company changed its fiscal year end from July 31 to March 31. Consequently, the following comparison of results of operations includes a discussion of the fiscal year ended March 31, 1996 and the eight month transition period ended March 31, 1995, and a comparison of the fiscal years ended March 31, 1996 and July 31, 1994 and 1993.

Results of Operations

The table below highlights significant information in a percentage relationship to net sales with regard to the Company's results of operations during the periods indicated.

                                    Fiscal Year     Eight Months
                                  Ended March 31  Ended March 31 Fiscal Year Ended July 31
                                  --------------  -------------- -------------------------
                                      1996            1995          1994       1993
                                      ----            ----          ----       ----
Net sales                            100.0%          100.0%        100.0%     100.0%
Gross profit                          15.5%           17.7%         15.7%      17.2%
Sales and marketing exp               11.7%            9.0%          7.5%       6.4%
Research and development exp           2.1%            1.5%          0.8%       1.4%
General and administrative exp         8.1%            5.4%          5.4%       8.1%
Total operating expenses              21.9%           15.9%         13.7%      15.9%
Operating profit (loss)               (6.4%)           1.9%          2.0%       1.3%
Other income (expense)                (1.9%)          (1.4%)        (1.8%)     (1.0%)
Net income (loss)                     (8.3%)           0.4%          0.3%       0.4%

Fiscal  year ended March 31,  1996,  compared  with the eight  month  transition
- --------------------------------------------------------------------------------
period ended March 31, 1995
- ---------------------------

Net sales were $34.6 million for the fiscal year ended March 31, 1996, compared to $27.6 million for the eight month transition period ended March 31, 1995. Average revenue per unit decreased 11.0% from the eight month transition period ended March 31, 1995 to the fiscal year ended March 31, 1996 due primarily to reduced selling prices on the Company's current model line, the GV40xx series (VHS/VHS Dual-Deck VCRs), compared with the GV30xx series offered during the eight month transition period ended March 31, 1995. Sales of the Company's Security Products Division, which was acquired in April 1995, were less than 3% of total net sales for the fiscal year ended March 31, 1996.

Gross profit as a percentage of net sales was 15.5% for the fiscal year ended March 31, 1996 and 17.7% for the eight month transition period ended March 31, 1995. The reduction in gross profit as a percentage of net sales was primarily due to the discontinuation of the 8mm-to-VHS product line during the fourth quarter of the fiscal year ended March 31, 1996. The Company reduced the price on its 8mm-to-VHS product line and recorded a one-time adjustment for the remaining inventory, which reduced gross profit dollars by approximately $1.3 million. The Company was unsuccessful in marketing the 8mm-to-VHS product at a retail price that could provide adequate profit margins.

Sales and marketing expenses were $4.1 million for the fiscal year ended March 31, 1996 and $2.5 million for the eight month transition period ended March 31, 1995. As a percentage of net sales, sales and marketing expenses increased from 9.0% to 11.7% over the same period. The increase in the percentage of net sales was primarily due to sales and marketing expenses incurred in marketing the Company's new line of security products.

Research and development expenses were $0.7 million for the fiscal year ended March 31, 1996 and $0.4 million in for the eight month transition period ended March 31, 1995. As a percentage of net sales, research and development expenses increased from 1.5% to 2.1% over the same period, primarily due to costs incurred in connection with the Company's development of its GV60xx series and of a prototype LCD projection television. The Company believes the first model of the GV60xx series will be available for sale beginning in June 1996.

General and administrative expenses were $2.8 million for the fiscal year ended March 31, 1996 and $1.5 million for the eight month period ended March 31, 1995. As a percentage of net sales, general and administrative expenses increased from 5.4% for the eight months ended March 31, 1995 to 8.1% for the fiscal year ended March 31, 1996. The increase was primarily due to compensation expense recorded by the Company relating to a Separation Agreement for an executive officer and increased consulting fees related to the implementation of its corporate strategy.

As a result of the above, the Company recorded an operating loss of $2.2 million for the fiscal year ended March 31, 1996 and an operating profit of $0.5 million for the eight month transition period ending March 31, 1995. The Company recorded other net expense of $0.7 million for the fiscal year ended March 31, 1996 and other net expense of $0.4 million for the eight month transition period ended March 31, 1995.

The Company had a net loss of $2,871,170 for the fiscal year ended March 31, 1996, compared with net income of $117,801 for the eight month transition period ended March 31, 1995. The Company did not recognize an income tax benefit for either fiscal year due to recording a valuation allowance.

Fiscal year ended March 31, 1996, compared with fiscal year ended July 31, 1994
- -------------------------------------------------------------------------------

Net sales decreased 15.9% to $34.6 million for the fiscal year ended March 31, 1996 from $41.2 million for the fiscal year ended July 31, 1994. The decrease in net sales was caused by a 9.7% reduction in unit sales and a 6.9% decrease in average revenue per unit on the Company's Dual-Deck VCRs. The decrease in the average revenue per unit was due primarily to reduced selling prices on the Company's current model line, the GV40xx series (VHS/VHS Dual-Deck VCRs), compared with the GV30xx series offered during the fiscal year ended July 31, 1994. Sales of the Company's Security Products Division, which was acquired in April 1995, were less than 3% of total net sales for the fiscal year ended March 31, 1996.

Gross profit was $5.4 million and $6.5 million for the fiscal years 1996 and 1994, respectively, representing a 16.8% decrease in gross profit dollars. Gross profit as a percentage of net sales was 15.5% for fiscal 1996 and 15.7% for fiscal 1994. The Company's average cost per unit decreased 6.7% from the fiscal year ended July 31, 1994 to the fiscal year ended March 31, 1996. During the fourth quarter of the fiscal year ended March 31, 1996, the Company reduced the price on its 8mm-to-VHS product line and recorded a one-time adjustment for the remaining inventory which reduced gross profit dollars by approximately $1.3 million. The Company was unsuccessful in marketing the 8mm-to-VHS product at a retail price that could provide adequate profit margins.

Sales and marketing expenses increased 31.3% to $4.1 million in fiscal 1996 from $3.1 million in fiscal 1994. As a percentage of net sales, sales and marketing expenses increased from 7.5% to 11.7% over the same period. Contributing to the increase were sales and marketing expenses incurred in marketing the Company's new line of security products, increased printing costs relating to product promotion, the addition of marketing personnel and increased in-store training expenses.

Research and development expenses increased 123.2% to $0.7 million in fiscal 1996 from $0.3 million in fiscal 1994. The increase in research and development expenses was due to costs incurred in connection with the Company's development of its GV60xx series and of a prototype LCD projection television. The Company believes the first model of the GV60xx series will be available for sale beginning in June 1996.

General and administrative expenses increased 27.3% to $2.8 million in fiscal 1996 from $2.2 million in fiscal 1994. As a percentage of net sales, general and administrative expenses increased from 5.4% to 8.1% over the same period. The increase was primarily due to compensation expense recorded by the Company relating to a Separation Agreement for an executive officer and increased consulting fees related to the implementation of its corporate strategy.

As a result of the above, the Company recorded an operating loss of $2.2 million for fiscal 1996, compared with an operating profit of $0.8 million for fiscal 1994. The Company recorded other net expense of $0.7 million for fiscal 1996, compared with other net expense of $0.7 million for fiscal 1994. The Company's interest expense decreased from $0.8 million for fiscal 1994 to $0.6 million for fiscal 1996. The decrease in interest expense was due to the reduction of the average daily loans outstanding from fiscal 1994 to fiscal 1996, and renegotiated, lower letter of credit fees, offset in part by an increase in the average interest rate on loans caused by increases in the prime rate over the earlier period. The reduction of interest expense was offset in part by the decrease in interest income due to reduced interest on receivable balances from customers.

The Company had a net loss of $2,871,170 in fiscal 1996, compared with net income of $105,741 in fiscal 1994. The Company did not recognize an income tax benefit for either fiscal year due to recording a valuation allowance.

Fiscal year ended July 31, 1994, compared with fiscal year ended July 31, 1993
- ------------------------------------------------------------------------------

Net sales increased 33.2% to $41.2 million in fiscal 1994 from $30.9 million in fiscal 1993, primarily due to expansion of distribution channels and accounts for the Company's Dual-Deck VCRs. Contributing to the increase during fiscal 1994 was the Company's expansion of its product line by adding the 8mm-to-VHS Dual-Deck VCR, which was shipped for the first time in July 1994, and a one-time, up-front license fee payment fully recognized as revenue in July 1994 from Goldstar, in return for granting them a right and license to manufacture, sell and distribute worldwide an 8mm-to-VHS VCR. The Company's unit sales increased 36.4% during fiscal 1994 as compared to fiscal 1993, offset slightly by a decrease in the average selling price per unit of 2.4%. The lower average selling price resulted primarily from price reductions and allowances, which were offered during the year and are described in more detail below. The average cost per unit sold decreased from fiscal 1993 by 0.6% per unit as a result of pricing concessions received from the manufacturer, which are also described in more detail below.

Gross profit was $6.5 million and $5.3 million for the fiscal years 1994 and 1993, respectively, representing a 21.6% increase in gross profit dollars. Gross profit as a percentage of net sales decreased to 15.7% for fiscal 1994 from 17.2% for fiscal 1993. The decrease in gross profit percentage was due to price reductions offered by the Company to its customers, which were not offset by corresponding price reductions on inventory purchased from the manufacturer over the same time period. The Company reduced the dealer price of the GV3000 model effective December 1993. The Company had previously anticipated that this leader model would be in the greatest demand and had ordered production from Samsung accordingly. However, actual retail sales favored the more expensive Hi-Fi models. The Company increased its orders for production of Hi-Fi models, but most of the new inventory arrived in December 1993 and January 1994, after the peak holiday season. The Company consequently offered temporary dealer price allowances on January 1994 orders of the Hi-Fi models in order to reduce inventory after the holiday season. The Company negotiated new lower pricing on all models purchased from the manufacturer subsequent to January 31, 1994. These pricing reductions ranged by model from 2.0% to 4.6%. The Company began to realize the benefits of these pricing adjustments during the fourth quarter of fiscal 1994 after the inventory purchased at the old higher pricing was sold.

Sales and marketing expenses increased 56.3% to $3.1 million in fiscal 1994 from $2.0 million in fiscal 1993. As a percentage of net sales, sales and marketing expenses increased from 6.4% to 7.5% over the same period. Contributing to the increase were higher market development and cooperative advertising expenses related to the expansion of stores carrying the product line, higher commission expense related primarily to the overall increase in sales volume, the addition of sales and marketing personnel, promotional expenses related primarily to the Company's store kiosk display program, and increased marketing efforts, including advertising placement.

Research and development expenses decreased 23.4% to $0.3 million in fiscal 1994 from $0.4 million in fiscal 1993. This was generally due to the timing of outside engineering and product-development costs for the 3000 series VCR models in which the majority of these costs were incurred during fiscal year 1992.

General and administrative expenses decreased 11.9% to $2.2 million in fiscal 1994 from $2.5 million in fiscal 1993. As a percentage of net sales, general and administrative expenses decreased from 8.1% to 5.4% over the same period. The dollar decrease in general and administrative expense resulted from lower consulting fees and lower salary and benefit expenses. The decrease was offset in part by legal expenses incurred by the Company in response to Goldstar's announcement of its upcoming introduction of an 8mm-to-VHS VCR in the United States. The Company subsequently entered into a licensing agreement with Goldstar.

As a result of the above, the Company recorded an operating profit of $0.8 million for fiscal 1994, compared with an operating profit of $0.4 million for fiscal 1993. The Company recorded other net expense of $0.7 million for fiscal 1994, compared to other net expense of $0.3 million for fiscal 1993. The increase was primarily due to higher interest and letter of credit expenses which increased to $0.8 million for fiscal 1994 from $0.3 million for fiscal 1993. The increase in interest expense was primarily due to the increase in the average daily loans outstanding in fiscal 1994 to $3.1 million from $90,000 in fiscal 1993, higher letter of credit fees resulting from higher inventory purchases to support the increase in sales over the prior year, and recognition of a full year of amortization of costs incurred in connection with obtaining and amending the financing agreement.

The Company had net income of $105,741 in fiscal 1994, compared with net income of $116,706 in fiscal 1993. The Company did not incur income tax expense for either fiscal year, due to the net operating loss carryforward.

Seasonality
- -----------

In prior periods, seasonal factors affecting the Company's sales levels have been overshadowed by the growth of the Company's distribution network. As the growth of the current distribution network has slowed, seasonal factors have become more evident in the Company's operating results. Accordingly, the Company generally expects to experience peaks in its sales from September through January, which covers the holiday selling season.*

Future Results
- --------------

The Company's future operating results may be affected by a number of factors, including the general economic conditions in the markets in which the Company operates, the Company's ability to design, distribute and sell its products profitably, competition in general and competitive pricing in particular.

Capital Resources and Liquidity
- -------------------------------

Net cash provided by operating activities was $1.1 million for the fiscal year ended March 31, 1996. The

- ----------
* May contain "Forward Looking Statements."

more significant factors comprising the cash provided were a $1.7 million increase in accounts payable, a $0.6 million decrease in receivables, and $1.1 million of depreciation and amortization, offset in part by a $2.9 million net loss.

The increase in the account payable balance from March 31, 1995 to March 31, 1996 was due to an increase in letter of credit acceptances for inventory the Company had received in March 1996, and tooling payments payable to Samsung for the GV40xx series. The decrease in the receivable balance from March 31, 1995 to March 31, 1996 was primarily due to reduced sales in March 1996, compared with March 1995 as the Company's average collection experience has generally remained consistent.

The increase in depreciation and amortization charges for the fiscal year ended March 31, 1996 as compared with the fiscal year ended July 31, 1994 resulted from amortization of warrants during the fiscal year ended March 31, 1996. These warrants were issued for services during the eight month transition period ended March 31, 1995.

The Company had net working capital of $3.4 million and $6.9 million at March 31, 1996 and March 31, 1995, respectively. At March 31, 1996, the Company's current ratio (current assets to current liabilities) was 1.5 to 1.

Samsung and Shintom require the Company, prior to shipment, to post a letter of credit for the full amount of an order of Dual-Deck VCRs. The letters of credit for orders to Samsung are drawn 30 days after shipment of the product, which in turn is generally sold on open account. The letters of credit for orders to Shintom are sight drafts. The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables during its peak selling season. The primary source of funds over the fiscal year ended March 31, 1996 was borrowings under the line of credit. The financing agreement was entered into in October 1992 and was amended in May 1993, November 1993, August 1994, August 1995 and June 1996. The maximum line of credit, as amended, is $14.0 million, limited by specific inventory and receivable balances used as a borrowing base, and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of five years, with an origination fee of 1%, an annual facility fee of 0.5%, a non-use fee of 0.25%, and a prepayment (if applicable) fee of 1%. Loans are priced at prime plus 2.5%. The lender is collateralized by all assets of the Company. The unused and available line of credit at March 31, 1996 was approximately $380,000. The Company has capitalized $0.5 million of closing costs related to the origination and amendment of the financing agreement. These costs are being amortized over the term of the agreement. Management believes its current financial resources to be adequate to support operations over the next twelve months.* Management believes that additional financing through debt or equity may be required to expand the Company's existing business and to support the LCD projection television project, the Loewe Opta television project, and other product lines currently being considered.* No final determination as to the form and amount of such financing has yet been made, and there is no assurance that such financing, when required, would be available on terms favorable to the Company.

Inflation
- ---------

Inflation has had no material effect on the Company's operations or financial condition.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

           Pages F-1 through F-16

Item 9.    Changes  in  and  Disagreements  with  Accountants  on Accounting and
           ---------------------------------------------------------------------
           Financial Disclosure
           --------------------

           None

- ----------
* May contain "Forward Looking Statements."

                         GO-VIDEO, INC. AND SUBSIDIARY


Consolidated Balance Sheets as of March 31, 1996 and 1995, and the Related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the Year Ended March 31, 1996, the Eight Month Period Ended March 31, 1995 and Each of the Two Years in the Period Ended July 31, 1994 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Go-Video, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Go-Video, Inc. and subsidiary (the "Company") as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 1996, the eight month period ended March 31, 1995 and each of the two years in the period ended July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended March 31, 1996, the eight month period ended March 31, 1995 and for each of the two years in the period ended July 31, 1994 in conformity with generally accepted accounting principles.



May 2, 1996                                       DELOITTE & TOUCHE LLP

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                                                   March 31,
                                                                                 ---------------------------------------
ASSETS (Note 9)                                                                              1996                1995

CURRENT ASSETS:
  Cash and cash equivalents                                                          $       313,916    $       166,819
  Receivables - less allowance for doubtful accounts of
    $130,000 in 1996 and 1995                                                              4,147,143          4,634,330
  Inventories (Note 4)                                                                     5,127,103          5,146,808
  Prepaid expenses and other assets                                                           42,021             87,277
                                                                                       -------------      -------------

          Total current assets                                                             9,630,183         10,035,234
                                                                                       -------------      -------------

EQUIPMENT AND IMPROVEMENTS (Note 7):
  Furniture, fixtures and equipment                                                          507,990            244,179
  Leasehold improvements                                                                     173,157             30,557
  Office equipment                                                                           483,861            344,985
  Tooling                                                                                  1,107,970            947,472
                                                                                       -------------      -------------

          Total                                                                            2,272,978          1,567,193
  Less accumulated depreciation and amortization                                           1,100,386          1,374,063
                                                                                       -------------      -------------

          Equipment and improvements - net                                                 1,172,592            193,130

DUAL-DECK VCR PATENTS - Net of amortization of $40,041
  and $33,053, respectively                                                                   76,710              82,335

GOODWILL - Net of amortization of $17,046 (Note 10)                                          153,417

OTHER ASSETS - Net of amortization of $471,321 and $389,774,
  respectively                                                                               165,084            189,498
                                                                                       -------------      -------------

TOTAL                                                                                  $  11,197,986      $  10,500,197
                                                                                       =============      =============

                                                                     (Continued)

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                                               March 31,
                                                                                 ---------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                    1996                1995

CURRENT LIABILITIES:
  Accounts payable                                                                    $    2,512,594    $       780,547
  Accrued expenses                                                                           375,972            397,027
  Current portion of long-term obligations (Note 7)                                          108,937
  Other current liabilities                                                                  622,887            237,545
  Warranty reserve - current                                                                 186,000            118,000
  Line of credit (Note 9)                                                                  2,430,330          1,650,892
                                                                                      --------------    ---------------

          Total current liabilities                                                        6,236,720          3,184,011

WARRANTY RESERVE - Long-term                                                                   5,000              5,000

DEFERRED RENT                                                                                 15,520              1,245

LONG-TERM OBLIGATIONS (Note 7)                                                               262,885
                                                                                      --------------    ---------------
          Total liabilities                                                                6,520,125          3,190,256
                                                                                      --------------    ---------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

STOCKHOLDERS' EQUITY (Note 5):
  Common stock, $.001 par value - authorized, 50,000,000 shares; issued
    and outstanding, 11,331,012 and 11,273,012 shares, respectively                           11,331             11,273
  Additional capital                                                                      19,054,796         18,943,342
  Unamortized consulting services                                                            (35,002)          (162,580)
  Accumulated deficit                                                                    (14,353,264)       (11,482,094)
                                                                                      --------------    ---------------
                Total stockholders' equity                                                 4,677,861          7,309,941
                                                                                      --------------    ---------------

TOTAL                                                                                 $   11,197,986    $    10,500,197
                                                                                      ==============    ===============

See notes to consolidated financial statements.                      (Concluded)

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

                                                    Year            Eight Month                   Years Ended
                                                   Ended            Period Ended                   July 31,
                                                  March 31,           March 31,     --------------------------------------
                                                    1996               1995                 1994               1993
SALES                                         $  34,646,406      $  27,602,708        $  41,192,644      $  30,928,531

COST OF SALES                                    29,266,086         22,713,535           34,729,561         25,611,970
                                              -------------      -------------        -------------      -------------

          Gross profit                            5,380,320          4,889,173            6,463,083          5,316,561
                                              -------------      -------------        -------------      -------------
OTHER OPERATING COSTS:
  Sales and marketing                             4,068,170          2,480,610            3,097,989          1,982,438
  Research and development                          713,600            408,668              319,711            417,552
  General and administrative
    expenses                                      2,809,573          1,486,543            2,207,637          2,505,302
                                              -------------      -------------        -------------      -------------
          Total other operating costs             7,591,343          4,375,821            5,625,337          4,905,292
                                              -------------      -------------        -------------      -------------
          Operating (loss) income                (2,211,023)           513,352              837,746            411,269
                                              -------------      -------------        -------------      -------------
OTHER REVENUES
  (EXPENSES):
    Interest income                                   4,258              4,622               85,481             30,352
    Interest expense                               (648,804)          (410,334)            (804,888)          (251,564)
    Other                                           (15,601)            10,161              (12,598)           (73,351)
                                              -------------      -------------        -------------      -------------
          Total other expenses - net               (660,147)          (395,551)            (732,005)          (294,563)
                                              -------------      -------------        -------------      -------------
NET (LOSS) INCOME                                (2,871,170)           117,801              105,741            116,706
                                              =============      =============        =============      =============
NET (LOSS) INCOME PER
  COMMON SHARE                                $       (0.25)     $        0.01        $        0.01      $        0.01
                                              =============      =============        =============      =============

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING                                    11,304,261         11,194,200           11,090,549         10,592,326
                                              =============      =============        =============      =============

See notes to consolidated financial statements.

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED MARCH 31, 1996, EIGHT MONTH PERIOD ENDED
MARCH 31, 1995 AND YEARS ENDED JULY 31, 1994 AND 1993
- --------------------------------------------------------------------------------

                                                                                      Unamortized
                                                Common Stock             Additional    Consulting    Accumulated
                                          ------------------------
                                             Shares       Amount         Capital        Services        Deficit         Total
BALANCE, JULY 31, 1992 (Note 5)            10,411,812   $ 10,412     $  18,308,509                   $(11,822,342)   $ 6,496,579
  Stock options exercised for
    cash at $.50 to $2.375 per share          194,000        194           139,556                                       139,750
  Private warrants exercised for
    cash at $.50 per share during
    April, May and June 1993                  381,400        381           190,319                                       190,700
  Registration costs -
    underwriters fees                                                      (28,263)                                      (28,263)
  Net income                                                                                              116,706        116,706
                                           ----------   --------     -------------                   ------------    -----------
BALANCE, JULY 31, 1993 (Note 5)            10,987,212     10,987        18,610,121                    (11,705,636)     6,915,472
  Stock options exercised for
    cash at $.50 per share                     10,200         10             5,090                                         5,100
  Private warrants exercised for
    cash at $.50 per share during
    August, September,
    October 1993 and March 1994               118,600        119            59,181                                        59,300
  Registration costs -
    underwriters fees                                                       (5,878)                                       (5,878)
  Net income                                                                                              105,741        105,741
                                           ----------   --------     -------------                   ------------    -----------
BALANCE, JULY 31, 1994 (Note 5)            11,116,012     11,116        18,668,514                    (11,599,895)     7,079,735
  Stock options exercised for
    cash at $.50 per share                    140,000        140            69,860                                        70,000
  Stock options exercised for
    cash at $1.625 per share                   17,000         17            27,608                                        27,625
  Warrants issued for
    consulting services                                                    177,360     $(177,360)
  Amortization of consulting costs                                                        14,780                          14,780
  Net income                                                                                              117,801        117,801
                                           ----------   --------     -------------     ---------     ------------    -----------
BALANCE, MARCH 31, 1995 (Note 5)           11,273,012     11,273        18,943,342      (162,580)     (11,482,094)     7,309,941
  Stock options exercised for
    cash at $.50 per share                      3,000          3             1,497                                         1,500
  Stock options exercised for
    cash at $.75 per share                     25,000         25            18,725                                        18,750
  Stock options exercised for
    cash at $.8475 per share                   30,000         30            25,320                                        25,350
  Warrants issued for
    consulting services                                                     65,912       (65,912)
  Amortization of consulting costs                                                       193,490                         193,490
  Net loss                                                                                             (2,871,170)    (2,871,170)
                                           ----------   --------     -------------     ---------     ------------    -----------
BALANCE, MARCH 31, 1996 (Note 5)           11,331,012   $ 11,331     $  19,054,796     $ (35,002)    $(14,353,264)   $ 4,677,861
                                           ==========   ========     =============     =========     ============    ===========

See notes to consolidated financial statements.

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                   Year          Eight Month
                                                  Ended         Period Ended             Years Ended
                                                March 31,         March 31,                July 31,
                                                                                ------------------------------------
                                                   1996             1995             1994          1993
OPERATING ACTIVITIES:
  Net (loss) income                         $  (2,871,170)   $     117,801        $ 105,741     $ 116,706
  Adjustments to reconcile net (loss)
    income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization             1,149,677          212,881          934,783       320,808
      Provision for losses on
        accounts receivable                        (5,761)           5,000           25,000        70,000
      Loss on sale of equipment - net               1,752                             6,454            68
  Change in operating assets and
   liabilities - net of acquisition:
      Restricted cash                                                                             981,868
      Receivables                                 558,914        1,275,546           22,490    (3,681,658)
      Inventories                                  98,708       (1,159,871)        (441,335)     (927,035)
      Prepaid expenses and
        other assets                               45,256            2,360          (53,335)       52,793
      Patents                                      (1,363)                          (14,135)      (19,087)
      Other assets                                 27,868                            11,614        47,365
      Accounts payable                          1,652,476       (1,186,515)         854,830       391,543
      Accrued expenses                            (29,890)          13,735           10,022       (46,843)
      Other current liabilities                   369,942           80,402           70,543       (54,945)
      Warranty reserve                             68,000            7,990          (34,310)       14,988
      Other long-term liabilities                  14,274          (10,759)         (16,299)       (3,075)
                                            -------------    -------------        ---------     ---------
          Net cash provided by (used in)
            operating activities                1,078,683         (641,430)       1,482,063    (2,736,504)
                                            -------------    -------------        ---------     ---------
INVESTING ACTIVITIES:
  Repayments from related party                                                                    32,433
  Proceeds from sale of equipment                                                                   3,800
  Equipment and improvement
     expenditures                              (1,454,261)         (51,794)        (140,870)     (551,551)
  Cash acquired from acquisition                   39,951
                                            -------------    -------------        ---------     ---------

          Net cash used in investing
            activities                         (1,414,310)         (51,794)        (140,870)     (515,318)
                                            =============    =============        =========     =========

                                                                     (Continued)

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                   Year          Eight Month
                                                  Ended         Period Ended             Years Ended
                                                March 31,         March 31,                July 31,
                                                                                ------------------------------------
                                                   1996             1995             1994          1993
FINANCING ACTIVITIES:
  Proceeds from issuance of                        45,600           97,625           64,400       330,450
    common stock
  Registration costs                                                                 (5,878)      (28,263)
  Net borrowings (repayments)
     under line of credit                         779,438          657,910       (1,288,533)    2,281,515
  Payment of financing costs                      (85,000)         (60,000)         (90,619)     (286,536)
  Payment of debt assumed in
    acquisition                                  (257,314)
                                            -------------    -------------        ---------     ---------
          Net cash provided by (used in)
            financing activities                  482,724          695,535       (1,320,630)    2,297,166
                                            -------------    -------------        ---------     ---------
NET INCREASE (DECREASE) IN
  CASH EQUIVALENTS                                147,097            2,311           20,563      (954,656)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                             166,819          164,508          143,945     1,098,601
                                            -------------    -------------        ---------     ---------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                           $      313,916     $    166,819      $   164,508    $  143,945
                                           ==============     ============      ===========    ==========
SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION:
    Cash paid for interest                 $      567,257     $    326,771      $   625,069    $  126,423
                                           ==============     ============      ===========    ==========
    Warrants issued for consulting
      services (Note 5)                    $       65,912     $    177,360
                     =                     ==============     ============

SUPPLEMENTAL DISCLOSURES
  OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Capital lease obligations
      enetered into by Company             $      399,435
                                           ==============
    In connection with the acquisition:
      Liabilities assumed                  $      361,120
                                           ==============
      Fair value of assets acquired,
        including $39,951 in cash          $      190,657
                  =======                  ==============
      Excess of cost over fair value of
        acquired assets                    $      170,463
                                           ==============

See notes to consolidated financial statements.                      (Concluded)

GO-VIDEO, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1996, EIGHT MONTH PERIOD ENDED
MARCH 31, 1995 AND YEARS ENDED JULY 31, 1994 AND 1993
- --------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Go-Video, Inc. and subsidiary (the "Company") develops, designs, engineers and markets consumer electronic video products. The Company currently contracts with independent consumer electronics manufacturers to produce its products to its specific standards. The Company normally receives such products at its Scottsdale, Arizona facility. Distribution of its products occurs upon receipt of customer orders.

      The following are the significant accounting and financial policies used in the preparation of the consolidated financial statements of the Company.

      a. Change in Year-End - In February 1995, the Company adopted a March 31 year-end.

      b. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Go-Video Productions, Inc. (the "Subsidiary"), which has not initiated operations.

      c. Cash and cash equivalents consisted of the following:

                                                           March 31,
                                              ----------------------------------
                                                       1996            1995

         Money market funds                       $   285,824     $   130,562
         Cash in checking accounts                     28,092          36,257
                                                  -----------     -----------
         Total                                    $   313,916     $   166,819
                                                  ===========     ===========






         Cash and cash equivalents have initial maturity dates of three months or less and are stated at cost which approximates market.

      d. Inventories are stated at the lower of cost (first-in, first-out) or market.

      e. Equipment and improvements are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets of two to five years. Amortization, by the straight-line method, of leased furniture and improvements to leased property is based upon the term of the applicable lease or the estimated useful lives of such assets, whichever is less. Tooling costs primarily relate to Dual-Deck VCRs. Depreciation of tooling is calculated using the number of new units sold (not to exceed two years) as the tooling costs relate directly to the manufacturing of the new units.

      f. Dual-Deck VCR patents represent professional fees and other costs incurred in connection with obtaining patents for the Dual-Deck VCR. The patent costs are amortized by the straight-line method over the life of the patents.

      g. Revenue Recognition - Sales of products are recognized once the product is shipped to the customer and the title passes.

      h. Income Taxes - The Company files a consolidated tax return. As of August 1, 1993, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes.

      i. Net income  (loss) per common  share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during each fiscal year. The amounts do not give consideration to outstanding stock options and warrants because their effects would be anti-dilutive in all periods presented.

      j. New Accounting Pronouncements - During 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This pronouncement will be implemented beginning in fiscal year 1997. The Company does not believe that the adoption of the Statement will have a material effect on its financial condition or results of operations. In addition, the FASB issued SFAS No. 123, Accounting For Stock Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based transactions (Note
         5).

      k. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      l. Product Concentration - The market for the Company's products is characterized by changing technology and short product life cycles. The company has derived substantially all of its revenues from the sale of Dual-Deck VCRs throughout the United States.

      m. Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in 1996.

2.    COMPANY OPERATIONS

      The Company was incorporated in May 1984 and was engaged in development stage activities until late in the fiscal year ended July 31, 1990 when the Company began its primary operations of distribution and marketing Dual-Deck VCRs, which are being manufactured for the Company by Samsung Electronics Company Ltd. ("Samsung") and Shintom Company Ltd., and Talk Corporation ("Shintom & Talk"). The Company also distributes and markets a line of video security products.

      Sales and Marketing - The Company's current marketing strategy is to sell Dual-Deck VCRs and video security products with the support of independent sales representatives that represent specific geographic territories throughout the United States and who also represent many other brand name consumer electronic products. The Company currently sells its product lines directly to retailers nationwide including numerous national and regional chains, catalog accounts, specialty stores, and Armed Services PXs.

      During fiscal 1993, sales to the Company's major customer totaled $4,911,355. This amount represents 16% of the Company's 1993 sales. Accounts receivable from this customer totaled $740,781 at July 31, 1993.

      During fiscal 1994, sales to the Company's two major customers totaled $6,749,000 and $4,425,000, respectively; these amounts represent 16% and 11%, respectively, of the Company's 1994 sales. Accounts receivable from these customers totaled $670,000 and $652,000, respectively, at July 31, 1994.

      During the eight month period ended March 31, 1995, sales to the Company's major customer totaled $3,552,650. This amount represents 13% of the Company's 1995 sales. Accounts receivable from this customer totaled $834,416 at March 31, 1995.

      During fiscal 1996, sales to the Company's major customer totaled $4,879,435. This amount represents 14% of the Company's 1996 sales. Accounts receivable from this customer totaled $1,072,393 at March 31, 1996.

3.    DUAL-DECK VCR MANUFACTURING AND LICENSING

      On February 28, 1989, the Company entered into an agreement with Samsung, pursuant to which Samsung has agreed to manufacture Dual-Deck VCRs to the Company's design and specification ("Manufacturing Agreement"). As part of its arrangement with Samsung, the Company has licensed to Samsung the use of the Company's proprietary and patented technology: (1) the right to manufacture Dual-Deck VCRs for the Company; (2) on an exclusive basis, the right to manufacture, use and sell Dual-Deck VCRs in the Republic of Korea; (3) on a non-exclusive basis, the right to manufacture, use and sell the Dual-Deck VCRs in all markets except the United States and its territories; and (4) on a non-exclusive basis, the right to sell Dual-Deck VCRs under its own trademark and trade name in the United States and its territories. Under the license agreement, the Company is entitled to receive royalties calculated as a percentage of net sales of Dual-Deck VCRs by Samsung or its sublicensees. The license agreement has a term of 15 years but may be terminated by the Company if the Manufacturing Agreement is terminated for any cause attributable to Samsung. The Company has received no royalties to date from Samsung under this agreement.

      Under the Manufacturing Agreement, Samsung manufactures Dual-Deck VCRs for the Company pursuant to the Company's specifications. Quality control and assurance is performed by Samsung at the manufacturing facility, and the Company verifies product quality by sample testing in the United States. The Manufacturing Agreement sets forth statistical defect tolerances, and indicates that the costs of any quality defects above the level of standards will be borne by Samsung. Generally, the Company purchases Dual-Deck VCRs from Samsung FOB Korea. The Manufacturing Agreement is automatically renewed for one year periods unless terminated by written notice from either party and currently extends until at least February 28, 1997.

      Effective July 11, 1994, the Company entered into an agreement with Goldstar, pursuant to which the Company has granted Goldstar the non-exclusive, non-assignable, non-transferable right and license to manufacture, sell and distribute worldwide an 8mm/VHS VCR ("License Agreement") for a one-time payment. The License Agreement expires when the last of certain patents held by the Company for an 8mm/VHS VCR expires. The Company has no further obligation under the License Agreement and, therefore, the license payment was fully recognized as revenue in July 1994.

      On January 9, 1996, the Company entered into an agreement with Shintom & Talk pursuant to which Shintom & Talk have agreed to manufacture Dual-Deck VCR's to the Company's design and specification. Under the Manufacturing Agreement, the Dual-Deck VCR will be manufactured for the Company pursuant to the Company's specifications. The Manufacturing Agreement sets forth statistical defect tolerances, and indicates that the costs of any quality defects above the level of standards will be borne by Shintom & Talk. Generally, the Company will purchase Dual-Deck VCRs FOB Singapore. The initial term of the Manufacturing Agreement is two years. The Manufacturing Agreement will automatically renew for one year periods unless terminated by either party.

4.    INVENTORIES

      Inventories consisted of the following:

                                                             March 31,
                                                    ----------------------------
                                                         1996          1995

Service replacement parts and raw materials         $   324,739   $   321,753
Finished goods                                        4,802,364     4,825,055
                                                    -----------   -----------
Total                                               $ 5,127,103   $ 5,146,808
                                                    ===========   ===========

5.    STOCKHOLDERS' EQUITY

      Stock Warrants - On October 15, 1992, the Company issued warrants to a broker to purchase 44,444 shares of the Company's common stock in partial consideration for services performed. The warrants are exercisable for five years from November 16, 1992. As of March 31, 1996, none of these warrants had been exercised.

      During the year ended March 31, 1996, and the eight month period ended March 31, 1995, the Company entered into four separate consulting agreements. In exchange for services, the Company issued 110,000 and 300,000 warrants, respectively, for each period. Each warrant entitles the holder to purchase one share of the Company's common stock. The warrants are exercisable for four years, commencing one year after the date of grant. The associated consulting costs for one of the agreements are being amortized ratably over the term of the contract. The consulting costs for the other three agreements have been fully amortized as of March 31, 1996. Unamortized consulting costs at March 31, 1996 were $35,002.

      A summary of warrant activity is as follows:

                                                             Warrants            Warrant
                                                            Outstanding       Price per Share

Balance, July 31, 1992                                       3,088,951      $ 0.500 - $ 8.250
  Issued                                                        44,444        2.250
  Exercised                                                   (381,400)       0.500
  Expired                                                     (100,000)       6.500 -   4.625
                                                             ---------      -------   -------
Balance, July 31, 1993                                       2,651,995        0.500 -   8.250
  Exercised                                                   (118,600)       0.500
  Expired                                                     (125,000)       3.813 -   4.625
                                                             ---------      -------   -------
Balance, July 31, 1994                                       2,408,395        2.250 -   8.250
  Issued                                                       300,000        1.688
                                                             ---------      -------   -------
Balance, March 31, 1995                                      2,708,395        1.688 -   8.250
  Issued                                                       110,000        1.563 -   1.688
  Expired                                                     (185,000)       3.375 -   4.200
                                                             ---------      -------   -------
Balance, March 31, 1996                                      2,633,395      $ 1.563 - $ 8.250
                                                             =========      =======   =======

      Stock Option Plans - Effective December 1986, the Company adopted a Nonstatutory Stock Option plan. Pursuant to the terms of the plan, only employees of the Company are eligible to participate. Eligibility is determined by a committee (the "Committee") appointed by the Board of Directors to administer the plan. The Company reserved 2,000,000 shares of its common stock to be granted under the plan.

      Effective November 1989, the Board of Directors approved the 1989 Nonstatutory Stock Option Plan. Pursuant to the terms of the plan, only full-time employees and directors of the Company or any entity in which the Company has at least 50% ownership are eligible to participate. Eligibility is determined by the Committee which administers the plan. The Company has reserved 500,000 shares of its common stock to be granted under the 1989 plan.

      Effective November 1991, the Company's stockholders approved the Go-Video, Inc. 1991 Employee Stock Option Plan. This plan provides for the granting of incentive and nonqualified stock options to eligible officers and employees of the Company as determined by the plan Committee who administers the plan. The Company reserved 500,000 shares of its common stock to be granted under the plan.

      Effective December 1993, the Company's stockholders approved the Go-Video, Inc. 1993 Employee Stock Option Plan. The plan provides for the granting of incentive and nonqualified stock options to officers and key employees of the Company as determined by the 1993 plan committee who administers the plan. The Company reserved 500,000 shares of its common stock to be granted under the plan.

      Options granted under the above plans expire up to ten years after the date of grant. The exercise price of such shares, as determined by the committees on the date of grant, may be equal to or in excess of the fair market value of the Company's registered common stock on the date of grant. Options that expire or terminate prior to exercise are added to the shares available for future grants.

      Effective November 1991, the Company's stockholders approved a Nonstatutory Directors' Stock Option Plan. The plan provides for the automatic annual grant of stock options to the Chairman of the Board and directors of the Company. The Company reserved 500,000 shares of its common stock to be granted under the plan. During fiscal 1996, the Company reserved an additional 250,000 shares to be granted under the plan. Options granted under the plan expire ten years after the date of grant. The exercise price of such shares is the fair market value on the date of grant. Participants are entitled to exercise such options at any time six months after date of grant. Options that expire or terminate prior to exercise are added to the shares available for future grants.

      A summary of changes in stock options is as follows:

                                                  Shares                Options                   Option Price
                                                              ----------------------------   -----------------------
                                                  Reserved     Outstanding     Available           Per Share
Balance, July 31, 1992                            1,989,000     1,351,600       637,400       $ 0.500  - $   8.500
  Granted                                                         164,500      (164,500)        2.250  -     3.000
  Exercised                                        (194,000)     (194,000)                      0.500  -     2.375
  Cancelled                                                       (71,500)       71,500         1.630  -     8.000
                                                  ---------     ---------       -------       -------    ---------
Balance, July 31, 1993                            1,795,000     1,250,600       544,400         0.500  -     8.500
  Reserved                                          500,000                     500,000
  Granted                                                         471,480      (471,480)        2.375  -     2.688
  Exercised                                         (10,200)      (10,200)                      0.500
  Cancelled                                                       (84,000)       84,000         2.375  -     4.750
                                                  ---------     ---------       -------       -------    ---------
Balance, July 31, 1994                            2,284,800     1,627,880       656,920         0.500  -     4.750
  Granted                                                         280,000      (280,000)        1.750  -     1.875
  Exercised                                        (157,000)     (157,000)                      0.500  -     1.625
  Cancelled                                                      (106,000)      106,000         3.000  -     4.750
                                                  ---------     ---------       -------       -------    ---------
Balance, March 31, 1995                           2,127,800     1,644,880       482,920         0.500  -     4.750
  Reserved                                          250,000                     250,000
  Granted                                                         240,000      (240,000)        1.500  -     1.750
  Exercised                                         (58,000)      (58,000)                      0.500  -     0.845
  Cancelled                                                       (49,900)       49,900         1.750  -     4.750
                                                  ---------     ---------       -------       -------    ---------
Balance, March 31, 1996                           2,319,800     1,776,980       542,820       $ 0.500  - $   4.750
                                                  =========     =========       =======       =======    =========


      401(k) Plan - Effective January 1, 1996, the Company established a 401(k) plan for its employees. Employees may contribute between 1% and 16% of their total compensation to the Plan. The Company may make matching contributions, on a discretionary basis, equal to a percentage of an employee's covered compensation contributed to the Plan for the year. In addition, the Company may make an annual profit sharing contribution to the Plan. The Company's contribution to the Plan was $8,054 during fiscal year 1996.

6.    INCOME TAXES

      The Company adopted SFAS No. 109, Accounting for Income Taxes, effective August 1, 1993. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. The effect on the Company of adopting SFAS No. 109 is off-set completely by a valuation allowance as noted below.

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

      The tax effect of significant items comprising the Company's net deferred tax asset as of March 31, 1996 and March 31, 1995 are as follows:


                                                           1996          1995

Current - reserves not currently deductible             $ 461,000    $  150,000

Non-current:
  Difference between book and tax basis of property       353,000       193,000
  Operating loss carryforwards                          7,722,000     6,850,000
  Tax credit carryforwards                                189,000       189,000
  Contribution carryforwards                                9,000         6,000
  Other intangibles                                        95,000        95,000
                                                        ---------    ----------
Net deferred tax asset                                  8,829,000     7,483,000
Valuation allowance                                    (8,829,000)   (7,483,000)
                                                        ---------    ----------
Net deferred asset                                     $        0    $        0
                                                       ==========    ==========


      At March 31, 1996, for income tax purposes, the Company had available the following net operating loss and investment and research and development tax credit carryforwards:


                                 Net            Investment      Research and
                              Operating            Tax           Development
 Date of Expiration              Loss             Credit         Tax Credit
1999                        $      22,000
2000                              228,000      $  1,700
2001                              197,000                    $       300
2002                            1,126,000
2003                            1,323,000                          3,400
2004                            3,420,000                          3,200
2005                            7,336,000                         22,400
2006                              602,000                         60,400
2007                            1,513,000                         97,600
2008                              680,000
2009                              196,000
2010                              327,000
2011                            2,085,000
                            -------------      --------      -----------
Total                       $  19,055,000      $  1,700      $   187,300
                            =============      ========      ===========

7.    COMMITMENTS AND CONTINGENCIES

      The Company leases equipment, furniture and office space under capital and operating lease agreements having initial periods ranging from two to seven years. The Company currently has an operating lease for a 33,000 square foot facility. The term of the lease is seven years and began on January 26, 1996. Monthly rentals are based on a fixed schedule which provides for periodic rental adjustments during the lease term. Upon expiration of the initial term of the lease, the Company has the option to extend the term for an additional three years.

      At March 31, 1996, future minimum payments required under noncancelable operating leases and the present value of future minimum capital lease payments with terms in excess of one year are as follows:

                                                                        Future
                                                                        Minimum
                                                        Capital        Operating
                                                        Leases           Lease
                                                                        Payments

1997                                                $   137,601     $   292,289
1998                                                    102,548         294,847
1999                                                    102,548         296,893
2000                                                     87,938         307,126
2001                                                     11,846         309,173
Thereafter                                                              585,588
                                                    -----------     -----------
Total                                                   442,481     $ 2,085,916
Less imputed interest-rates ranging from 11% to 14%      70,659
                                                    -----------

Present value of minimum capital lease obligation       371,822
Less current portion of capital lease obligation        108,937
                                                    -----------
Long-term portion of capital lease obligation       $   262,885
                                                    ===========

      The Company's rental expense for the year ended March 31, 1996, the eight month period ended March 31, 1995 and years ended July 31, 1994 and 1993 was $321,389, $118,155, $194,442 and $167,722, respectively.

      In conjunction with the Manufacturing Agreement discussed in Note 3, the Company has agreed to reimburse Shintom & Talk for the cost of certain tooling equipment required for the production of a new series of Dual-Deck VCRs. Under the terms of the agreement, the Company made the final reimbursement of approximately $165,000 subsequent to March 31, 1996.

8.    RELATED PARTY TRANSACTIONS

      During the year ended March 31, 1996, the eight month period ended March 31, 1995 and the years ended July 31, 1994 and 1993, the Company paid its directors $150,151, $48,750, $156,198 and $123,625, respectively, for directors' fees, legal services and consulting services rendered.

      Additional related party transactions are disclosed in other notes to the consolidated financial statements.

9.    FINANCING AGREEMENT

      In October 1992, the Company entered into a financing agreement, amended on May 12, 1993, November 16, 1993, August 16, 1994 and August 11, 1995 to facilitate additional product purchases. The maximum line of credit, as amended, is $14,000,000, limited by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of five years, with an origination fee of 1% and an annual facility fee of .5%. Interest is charged at prime (8.25% at March 31, 1996) plus 2.5%. The Company pays a monthly fee on the unused balance of the line of credit of .25% per year. The line of credit is collateralized by all assets of the Company. The line of credit is estimated to approximate fair value as the actual rate is consistent with the rate estimated to be currently available for debt of similar terms.

      Certain information relative to the line of credit is as follows:

                                                    Year         Eight Month
                                                   Ended         Period Ended            Years Ended
                                                 March 31,        March 31,                July 31,
                                                                                -------------------------------
                                                    1996             1995            1994            1993
Maximum amount of loans outstanding
  during the period                             $6,518,547       $4,823,777       $6,733,854     $2,281,515

Average daily loans outstanding
  during the period                              2,733,610        1,313,401        3,131,461         90,723

Average effective interest rate                      11.25 %           10.6 %            8.5 %          8.5 %

      The Company capitalized $512,155 of costs incurred in connection with obtaining, amending and renewing the financing which is being amortized over the life of the agreement. Amortization expense for the year ended March 31, 1996, the eight month period ended March 31, 1995 and the years ended July 31, 1994 and 1993 was $81,547, $83,662, $179,819 and $125,141,
      respectively.

      The Company had letters of credit of $1,066,585 outstanding at March 31, 1996. The unused and available line of credit at March 31, 1996 was approximately $380,000.

10.   BUSINESS COMBINATION

      On April 1, 1995, the Company acquired the net assets of Dublin Companies, a home and business video security products marketer and distributor. The transaction was accounted for using the purchase method. The fair value of assets acquired and liabilities assumed was $190,657 and $361,120, respectively. The excess of cost over the fair value of assets acquired of $170,463 was recorded as goodwill. The goodwill is being amortized on a straight-line basis over a period of 10 years. The acquired company became the Security Products Division of Go-Video, Inc.

                                   * * * * * *

                                    PART III

Item 10.   Directors, and Executive Officers of the Registrant
           ---------------------------------------------------

The information regarding executive officers required by Item 10 is furnished under "Executive Officers of the Registrant" in Part I of this Report. The other information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of stockholders to be held on August 29, 1996 (the "Proxy Statement").

Item 11.   Executive Compensation
           ----------------------

Information on executive compensation is incorporated herein by reference from the Registrant's Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

Information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Proxy Statement.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

Information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Proxy Statement.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

                                                                                                      Page or
                                                                                               Method of Filing
                                                                                              -----------------
(a)   Financial Statements:

      (1)  Report of Deloitte & Touche                                                         Page F-1

      (2)  Financial Statements and Notes to Financial Statements of the                       Page F-2
           Company for the fiscal year ended March 31, 1996, the eight month period ended March 31, 1995, and the fiscal years ended July 31, 1994, and 1993.

(b)   Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Financial Statements or Notes to the Financial Statements included herein.

(c)   Exhibits

The following exhibits are filed as part of this Report.

Exhibit                                                                                               Page or
  No.                      Description                                                         Method of Filing
- -------                    -----------                                                         ----------------

3.1        Certificate of Incorporation of the Company                                   Incorporated by
                                                                                         reference to Exhibit 3-A
                                                                                         of S-1 No. 33-17277

3.2        Bylaws of the Company                                                         Incorporated by
                                                                                         reference to Exhibit 4-B
                                                                                         to S-2 No. 33-38445

4.1        Specimen Certificate representing Common Stock                                Incorporated by
                                                                                         reference to Exhibit 4-A
                                                                                         to S-1 No. 33-17277

4.2        Specimen Warrant Certificate                                                  Incorporated by
                                                                                         reference to Exhibit 4-B
                                                                                         to S-1 No. 33-17277

4.3        Form of Warrant Agreement                                                     Incorporated by
                                                                                         reference to Exhibit 4-C
                                                                                         to S-1 No. 33-17277

10.2       Assignment of U.S. Patent Rights to Go-Video, Inc.,                           Incorporated by
           by R. Terren Dunlap and Richard A. Lang, dated                                reference to
           October 11, 1985                                                              Exhibit 10-B(1) to S-1
                                                                                         No. 33-17277

10.3       Assignment of Japanese Patent Rights to Go-Video, Inc.,                       Incorporated by
           by R. Terren Dunlap and Richard A. Lang, dated                                reference to Exhibit
           August 5, 1987                                                                10-B(2) to S-1 No.
                                                                                         33-17277

10.4       Assignment of U.S. Patent Rights to Go-Video, Inc.,                           Incorporated by
           by R. Terren Dunlap, John Berkheimer, and Dwayne                              reference to Exhibit
           Woodmas, dated August 4, 1988                                                 10-B(3) to Annual
                                                                                         Report on Form10K for
                                                                                         the fiscal year ended
                                                                                         July  31, 1988 (the
                                                                                         "1988 10K")

10.5       Assignment of U.S. Patent Rights to Go-Video, Inc.,                           Incorporated by
           by R. Terren Dunlap, John Berkheimer, and                                     reference to Exhibit
           Richard Otto, dated September 9, 1988                                         10-B(4) to Company's
                                                                                         1988 10K.

10.6       * Form of 1987 Nonstatutory Stock Option Plan, as amended                     Incorporated by
                                                                                         reference to Exhibit 4-A
                                                                                         to S-8 No. 33-18428

10.7       * Form of 1989 Nonstatutory Stock Option Plan, as amended                     Incorporated by
                                                                                         reference to Exhibit
                                                                                         10-C (2) to S-2 No.
                                                                                         33-33033

10.8       * Form of 1991 Directors' Nonstatutory Stock Option Plan,                     Incorporated by

            as amended                                                                   reference to Exhibit
                                                                                         28.1 to S-8 No.
                                                                                         33-49924 and Exhibit
                                                                                         A to the Company's
                                                                                         1995 Proxy Statement.

10.9       * Form of 1991 Employee Stock Option Plan                                     Incorporated by
                                                                                         reference to Exhibit
                                                                                         28.1 to S-8 No. 33-49926

10.10      Financing Agreement between Go-Video, Inc.                                    Incorporated by
           and Congress Financial Corporation, dated                                     reference to Exhibit
           October 12, 1992.                                                             4-D to Annual Report
                                                                                         Form 10K for fiscal
                                                                                         year ended July 31,
                                                                                         1992.

10.11      Settlement Agreement, Manufacturing Agreement,                                Incorporated by
           License and Technical Assistance Agreement and Mutual                         reference to
           Release between Go-Video, Inc., and Samsung                                   Exhibit 10-E(10) to
           Electronics Co. Ltd., dated February 28, 1989.                                S-1 No. 33-18433

10.13      Amendment Number One to Accounts                                              Incorporated by
           Financing Agreement between Go-Video, Inc.                                    reference to
           and Congress Financial Corporation, dated                                     Exhibit 10.13 to
           May 14, 1993.                                                                 Annual Report Form
                                                                                         10K for fiscal year
                                                                                         ended July 31, 1993
                                                                                         (the "1993 10K").

10.14      ** Manufacturing Agreement between Go-Video, Inc.                             Incorporated by
           and Samsung Corporation, dated September 14, 1993.                            reference to
                                                                                         Exhibit 10.14 to
                                                                                         1993 10K.

10.15      * Separation Agreement between R. Terren Dunlap and                           Incorporated by
           Go-Video, Inc., dated August 2, 1993.                                         reference to
                                                                                         Exhibit 10.15 to
                                                                                         1993 10K.

10.16      * Separation Agreement between Roger B. Hackett                               Incorporated by
           and Go-Video, Inc., dated August 2, 1993.                                     reference to
                                                                                         Exhibit 10.16 to
                                                                                         1993 10K.

10.17      ** License Agreement between Go-Video Inc.                                    Incorporated by
           and Goldstar U.S.A., Inc., dated July 11, 1994.                               reference to
                                                                                         Exhibit 10.17 to
                                                                                         Annual Report Form
                                                                                         10K for fiscal year
                                                                                         ended July 31, 1994
                                                                                         (the "1994 10K").

10.18      * First Amendment to the Separation Agreement                                 Incorporated by

           between Go-Video, Inc. and R. Terren Dunlap,                                  reference to
           dated August 10, 1994.                                                        Exhibit 10.18 to
                                                                                         1994 10K.

10.19      Second Combined Amendment to Financing                                        Incorporated by
           Agreements between Go-Video, Inc. and Congress                                reference to
           Financial Corporation, dated August 16, 1994.                                 Exhibit 10.19 to
                                                                                         1994 10K.

10.22      Office Lease Agreement between Go-Video Inc.                                  Incorporated by
           and 78 McClain, L.L.C., for premises at 7835 East                             reference to
           McClain Drive, Scottsdale, AZ., dated November                                Exhibit 10.22 to
           15, 1994.                                                                     Quarterly Report
                                                                                         Form 10Q for the
                                                                                         quarter ended
                                                                                         January 31, 1995.

10.23      Purchase Agreement between Go-Video Inc.                                      Incorporated by
           and Dublin Companies                                                          reference to
                                                                                         Exhibit 10.23 to
                                                                                         the Transition
                                                                                         Report 1995
                                                                                         10K.

10.24      *Form of 1993 Employee Stock Option Plan                                      Incorporated by
                                                                                         reference to
                                                                                         Exhibit 10.24 to
                                                                                         the Transition
                                                                                         Report 1995
                                                                                         10K.

10.25      Amendment to Financing Agreement between Go-                                  Incorporated by
           Video, Inc. and Congress Financial Corporation, dated                         reference to
           August 11, 1995.                                                              Exhibit 10.25 to
                                                                                         Quarterly Report
                                                                                         Form 10Q for the
                                                                                         quarter ended
                                                                                         September 30, 1995.

10.26      **Manufacturing Agreement between Go-Video, Inc.                              Incorporated by
           and Shintom Co. Ltd. and Talk Corporation, dated                              reference to
           January 9, 1996.                                                              Exhibit 10.26 to
                                                                                         Quarterly Report
                                                                                         Form 10Q for the
                                                                                         quarter ended
                                                                                         December 31, 1995.

10.27      **First Amendment to Manufacturing Agreement between                          Filed Herewith
           Go-Video, Inc. and Samsung Corporation dated
           April 1, 1996.

10.28      Amendment to Financing Agreement between Go-Video,                            Filed Herewith
           Inc. and Congress Financial dated June 4, 1996.

21         List of Subsidiaries                                                          Incorporated by

                                                                                         reference to Exhibit 22
                                                                                         to Annual Report Form
                                                                                         10K for fiscal year
                                                                                         ended July 31, 1988.

23         Independent Auditor's Schedule                                                Filed Herewith

27         Financial Data Schedule                                                       Filed Herewith

- --------------------------------------------------------------------------------

*   Management contract or compensatory plan
** Confidential treatment requested

(d)        Reports on Form 8-K:

           The Company did not file any 8-K reports during the fourth quarter of the fiscal year ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GO-VIDEO, INC.


                                   By    /s/  Roger B. Hackett
                                     -------------------------
                                   Roger B. Hackett
                                   Chairman of the Board of Directors,
                                   Chief Executive Officer, President,
                                   and Chief Operating Officer

                                   Dated: June 19, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    Name and Signature                         Title                                    Date
    ------------------                         -----                                    ----
 /s/  Roger B. Hackett              Chairman of the Board of                        June 19, 1996
- -----------------------------       Directors, Chief Executive Officer,
Roger B. Hackett                    President, and Chief Operating Officer
                                    (principal executive officer)

 /s/  Douglas P. Klein              Vice President, Chief Financial Officer,        June 19, 1996
- -----------------------------       Secretary and Treasurer
Douglas P. Klein                    (principal financial and
                                     accounting officer)

 /s/  R. Terren Dunlap              Director                                        June 19, 1996
- -----------------------------
R. Terren Dunlap



 /s/  Thomas F. Hartley, Jr.        Director                                        June 19, 1996
- -----------------------------
Thomas F. Hartley, Jr



 /s/  Thomas E. Linnen              Director                                        June 19, 1996
- -----------------------------
Thomas E. Linnen



 /s/  Ralph F. Palaia               Director                                        June 19, 1996
- -----------------------------
Ralph F. Palaia



 /s/  William T. Walker, Jr.        Director                                        June 19, 1996
- -----------------------------
William T. Walker, Jr.

                                       S-1