Form 10-Q
period 1996-06-30
GO VIDEO INC
filed 1996-08-13
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

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

YES   X       NO
    ----         ----
11,331,012 shares of Common Stock were outstanding as of August 6, 1996

                                 GO-VIDEO, INC.

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
         Part I.           FINANCIAL INFORMATION

                           Consolidated Balance Sheets --
                           At June 30, 1996 and March 31, 1996                                      3

                           Consolidated Statements of Operations --
                           Three months ended June 30, 1996 and
                           1995                                                                     4

                           Consolidated Statements of Cash Flows --
                           Three months ended June 30, 1996 and 1995                                5-6

                           Notes to Consolidated Financial Statements --                            7-8

                           Management's Discussion and Analysis of Results
                           of Operations and Financial Condition                                    9-11

         Part II.          OTHER INFORMATION

                           Item 6.          Exhibits and Reports on Form 8-K                        11

                           Signatures                                                               S-1

                          GO-VIDEO, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                      June 30, 1996         March 31, 1996
                                                                      -------------         --------------
                                                                       (unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                  251,569                  313,916
Receivables - less allowance for doubtful accounts of
   $130,000 and $130,000, respectively                                   4,121,331                4,147,143
Inventories                                                              4,233,632                5,127,102
Prepaid expenses and other assets                                           96,173                   42,021
                                                                      ------------              -----------
                    Total current assets                                 8,702,705                9,630,182
                                                                      ------------              -----------

EQUIPMENT AND IMPROVEMENTS:

Furniture, fixtures & equipment                                            507,990                  507,990
Leasehold improvements                                                     200,707                  173,157
Office equipment                                                           493,370                  483,861
Tooling                                                                  1,272,660                1,107,970
                                                                      ------------              -----------
                    Total                                                2,474,727                2,272,978
Less accumulated depreciation and amortization                           1,211,900                1,100,386
                                                                      ------------              -----------
  Equipment and improvements - net                                       1,262,827                1,172,592
                                                                      ------------              -----------

DUAL-DECK VCR PATENTS, net of amortization of $38,143
   and $41,758, respectively                                                74,994                   76,711

GOODWILL, net of amortization of $21,408, and $17,046,
   respectively                                                            149,155                  153,417

OTHER ASSETS, net of amortization $492,988 and
   $471,324, respectively                                                  168,417                  165,083
                                                                      ------------              -----------
TOTAL                                                                 $ 10,358,098              $11,197,985
                                                                      ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                       $ 1,954,706            $   2,512,594
Accrued expenses                                                           590,622                  375,972
Other current liabilities                                                  641,803                  731,824
Warranty reserve - current                                                 184,000                  186,000
Line of credit                                                           1,856,181                2,430,330
                                                                      ------------              -----------
                    Total current liabilities                            5,227,312                6,236,720
                                                                      ------------              -----------

WARRANTY RESERVE - Long-term                                                 5,000                    5,000

DEFERRED RENT                                                               19,446                   15,520

LONG TERM OBLIGATIONS                                                      233,380                  262,885
                                                                      ------------              -----------
                    Total liabilities                                    5,485,138                6,520,125
                                                                      ------------              -----------

STOCKHOLDERS' EQUITY:

Common stock $.001 par value - authorized, 50,000,000 shares;
  issued and outstanding, 11,331,012 and
  11,331,012 shares, respectively                                           11,331                   11,331
Additional capital                                                      19,054,796               19,054,796
Unamortized consulting services                                            (27,502)                 (35,002)
Accumulated deficit                                                    (14,165,665)             (14,353,264)
                                                                      ------------              -----------
                    Total stockholders' equity                           4,872,960                4,677,861
                                                                      ------------              -----------
TOTAL                                                                  $10,358,098              $11,197,985
                                                                       ===========              ===========

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                     For The Three
                                                     Months Ended June 30,
                                               -------------------------------
                                                   1996                1995
                                                   ----                ----

SALES                                          $ 8,188,015       $   6,939,368
COST OF SALES                                    6,318,456           5,945,386
                                               -----------       -------------
    Gross profit                                 1,869,559             993,982
                                               -----------       -------------

OTHER OPERATING COSTS:
 Sales and marketing                               707,468             734,442
 Research and development                          225,080             151,753
 General and administrative expenses               610,172             692,620
                                               -----------       -------------
    Total other operating costs                  1,542,720           1,578,815
                                               -----------       -------------
    Operating income (loss)                        326,839            (584,833)
                                               -----------       -------------
OTHER REVENUES (EXPENSES):
 Interest income                                     2,153                 413
 Interest expense                                 (142,052)           (104,282)
 Other                                                 658               1,151
                                               -----------       -------------
    Total other (expense)                         (139,241)           (102,718)
                                               -----------       -------------

NET INCOME (LOSS)                             $    187,598       $    (687,551)
                                              ============       ==============


NET INCOME (LOSS) PER COMMON SHARE            $       0.02       $       (0.06)
                                              ============       ==============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                   11,331,012          11,277,155
                                               ===========         ===========

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                     For the Three
                                                                                  Months Ended June 30
                                                                                  --------------------
                                                                                 1996               1995
                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                            $ 187,598         $  (687,551)
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                                            146,630              84,839
       Provision for doubtful accounts                                                0              (3,005)
     Change in operating assets and liabilities-net of effect of acquisition:
       Receivables                                                               25,812           1,182,603
       Inventories                                                              893,470             (83,824)
       Prepaid expenses and other assets                                        (54,152)            (47,258)
       Other assets                                                                   0               6,349
       Accounts payable                                                        (557,888)            561,408
       Accrued expenses                                                         214,650             133,159
       Other current liabilities                                                (90,021)             69,853
       Warranty reserve                                                          (2,000)             12,000
       Other liabilities                                                        (25,578)             (1,245)
                                                                             ----------        ------------
 Net cash provided by operating activities                                      738,521           1,227,328
                                                                             ----------        ------------

INVESTING ACTIVITIES:
      Equipment and improvement expenditures                                   (201,719)           (202,204)
      Cash acquired from acquisition                                                  0              39,951
                                                                             ----------        ------------
 Net cash used in investing activities                                         (201,719)           (162,253)
                                                                             ----------        ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                           0              20,250
     Net (repayments) borrowings under line of credit                          (574,149)           (846,513)
     Payment of financing costs                                                 (25,000)
     Payment of debt assumed in acquisition                                           0            (257,314)
                                                                             ----------        ------------
 Net cash used in financing activities                                         (599,149)         (1,083,577)
                                                                             ----------        ------------


NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                                       (62,347)            (18,502)

CASH AND CASH EQUIVALENTS, beginning of period                                  313,916             166,819
                                                                             ----------        ------------

CASH AND CASH EQUIVALENTS, end of period                                     $  251,569         $   148,317
                                                                             ==========         ===========

SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
     Interest paid                                                           $  117,385        $    104,282
                                                                             ==========        ============

                                   (Continued)


                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    For the Three
                                                                                 Months Ended June 30
                                                                                 --------------------
                                                                                 1996             1995
                                                                                 ----             ----
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 In connection with the acquisition, liabilities were assumed as follows:
    Liabilities assumed                                                     $             0    $ 361,120
                                                                            ---------------    ---------
    Fair value of assets acquired, including $39,951
     in cash                                                                $             0    $ 190,657
                                                                            ---------------    ---------
    Excess of cost over fair value of assets acquired                       $             0    $ 170,463
                                                                            ===============    =========

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

Inventories at June 30, 1996, consisted of $536,709 of raw materials and service parts and $3,696,923 of finished goods.

Goodwill of approximately $170,000 resulting from the acquisition of the Company's Security Products Division is being amortized on the straight line basis over ten years.

The Company is engaged in one business segment, the design, development, marketing and licensing of electronic video communication products. The Company's current primary focus is the design, marketing, sale, and distribution of several models of its Dual-Deck(TM) videocassette recorder. Sales to two customers totaled 10% or more of net sales for the three months ended June 30, 1996. Sales to Circuit City Stores and Roy Thomas Inc. were $2,076,460, and $1,393,700 respectively for the three month period ended June 30, 1996. Accounts receivable from these customers at June 30, 1996 were $12,170 and $460,938 respectively.

Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1996 are as follows:

                          Deferred Tax Assets:
                          Current-reserves not currently
                                deductible                            $ 441,000
                          Noncurrent:
                             Differences between book & tax
                                basis of property                     $ 399,000
                             Operating loss carryforwards             7,722,000
                             Contribution carryforwards                   8,000
                             Tax credit carryforwards                   189,000
                             Other intangibles                           95,000
                                                                    -----------

                          Net Deferred Tax Asset                      8,854,000

                          Valuation Allowance                        (8,854,000)
                                                                    -----------

                          Net Deferred Asset                        $        -0-
                                                                    ===========


The information presented within the financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal year ended March 31, 1996, the eight month transition period ended March 31, 1995, and the fiscal year ended July 31, 1994 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the 1996 Annual Report on Form 10-K.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended June 30, 1996  compared  with the three months ended June 30,
- --------------------------------------------------------------------------------
1995:
- -----

Net sales increased 18.0% to $8.2 million during the three months ended June 30, 1996 from $6.9 million during the three months ended June 30, 1995. The increase in net sales was primarily due to a 29.3% increase in net units sold for the three months ended June 30, 1996 compared to the three months ended June 30, 1995, offset in part by a 8.7% decrease in average revenue per unit for the two periods. The increase in net unit sales was due to the introduction of the Company's GV6010(VHS/VHS Dual-Deck VCR) during the three months ended June 30, 1996, sales of the Company's GV40xx series VCRs introduced in August 1995, and higher sales of security products. The GV6010 is replacing the Company's GV4010 and is expected to be offered for sale at retail for approximately 25% below the former GV4010 retail price. The decrease in average revenue per unit was primarily due to an overall decrease in the per unit selling price of the GV6010 and GV40xx series models compared to the GV30xx series models which were sold during the three months ended June 30, 1996, and the Company's product sales mix which included a higher percentage of its less expensive price leader models during the three months ended June 30, 1996 as compared with the three months ended June 30, 1995. Net sales of the Company's Security Products Division, which was acquired on April 1, 1995, were less than 7% of total net sales for the three months ending June 30, 1996.

Gross profit was $1.9 million and $1.0 million for the three months ended June 30, 1996 and 1995, respectively, representing an 88% increase in gross profit dollars. Gross profit as a percentage of net sales increased to 22.8% for the three month period ended June 30, 1996 compared to 14.3% for the three month period ended June 30, 1995. The increase in gross profit as a percentage of sales is primarily due to the increased profit margins realized on the GV40xx series over the close-out of the GV30xx series in the three months ended June 30,1995.

Sales and marketing expense was $0.7 million for the three months ended June 30, 1996 and three months ended June 30, 1995. As a percentage of sales, sales and marketing expenses decreased from 10.6% in the three months ended June 30, 1995, to 8.6% in the three months ended June 30, 1996. The decrease in sales and marketing expenses as a percentage of sales is primarily due to lower commission expense resulting from reduced commission rates, and higher net sales during the three months ended June 30, 1996.

Research and development expenses increased 48.3% to $0.2 million for the three months ended June 30, 1996 from $0.1 million for the three months ended June 30, 1995. The increase in research and development expenses is due primarily to expenses incurred in connection with the Company's development of a prototype LCD projection television.

General and administrative expenses decreased 11.9% to $0.6 million for the three months ended June 30, 1996 from $0.7 million for the three months ended June 30, 1995. As a percentage of net sales, general and administrative expense decreased from 10.0% for the three months ended June 30, 1995 to 7.5% for the three months ended June 30, 1996. The decrease in general and administrative expense is primarily due to compensation expense recorded by the Company during the three months ended June 30, 1995 relating to a Separation Agreement for an employee and reduced consulting fees.

As a result of the above, the Company recorded an operating profit of $326,839 for the three months ended June 30, 1996 compared with an operating loss of $584,834 for the three months ended June 30, 1995. The Company recorded net other expense of $139,241 for the three months ended June 30, 1996 compared with net other expense of $102,718 for the same period of the prior year. The increase in net other expense was primarily due to increased interest expense caused by an increase in the average daily loans outstanding during the three month period ending June 30, 1996 as compared to the three month period ending June 30, 1995.

Net income for the three months ended June 30, 1996 was $187,598 compared with a net loss of $687,551 for the three months ended June 30, 1995. The Company did not recognize income tax expense for the three months ended June 30, 1996 due to its net operating loss carryforwards. For the three months ended June 30, 1995, the Company did not recognize an income tax benefit due to recording a valuation allowance to offset the potential tax benefit of the loss.

Seasonality
- -----------

In prior periods, seasonal factors affecting the Company's sales levels have been overshadowed by the growth of the Company's distribution network. As the growth of the current distribution network has slowed, seasonal factors have become more evident in the Company's operating results. Accordingly, the Company expects to experience peaks in its sales from September through January, which covers the holiday season.*

Future Results
- --------------

This Report on Form 10Q may contain "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's future operating results may be affected by a number of factors, including the general economic conditions in the markets in which the Company operates, the Company's ability to design, distribute and sell its products profitably, competition in general and competitive pricing in particular.

Capital Resources and Liquidity
- -------------------------------

Net cash provided by operating activities was $0.7 million for the three months ended June 30, 1996 compared to cash provided by operations of $1.2 million for the three months ended June 30, 1995. The more significant factors comprising the net cash provided were a $0.9 million decrease in inventory, $0.2 million of net income and $0.1 million in depreciation and amortization. The decrease in the inventory balance from March 31, 1996 to June 30, 1996 was primarily due to increased sales during the three months ended June 30, 1996.

The Company had net working capital of $3.5 million and $3.4 million at June 30, 1996 and March 31, 1996, respectively. At June 30, 1996, the Company's current ratio (the ratio of current assets to current liabilities) was 1.7 to 1.

The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables. The primary source of funds over the three months ended June 30, 1996 has been cash from operations. The Company has a line of credit that was entered into in October 1992 and was amended in May 1993, November 1993, August 1994, August 1995, and June 1996. The maximum line of credit, as amended, is $14.0 million limited by specific inventory and receivable balances used as a borrowing base, and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of five years, with an origination fee of 1%, an annual facility fee of 0.5%, a non-use fee of 0.25%, and a prepayment (if applicable) fee of 1%. Loans are priced at prime plus 2.5%. The lender is collateralized by all assets of the Company. The unused and available line of credit at June 30, 1996 was $2,157,814. The Company has capitalized $0.5 million of closing costs related to the origination
- --------
                   *May contain "Forward Looking Statements".

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

NONE

Item 6.  Exhibits and Reports on Form 8-K

a. The following exhibit is filed as part of this Report:

Exhibit No.                                          Description
- -----------                                          -----------

27                                                   Financial Data Schedule


b. Reports on Form 8-K

NONE

- ---------------
          *May contain "Forward Looking Statements".

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GO-VIDEO, INC. (Registrant)


Date: August 6, 1996               By   /S/    ROGER B. HACKETT
                                      -------------------------
                                        Roger B. Hackett
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President and Chief Operating Officer



Date: August 6, 1996               By   /S/    DOUGLAS P. KLEIN
                                      -------------------------
                                        Douglas P. Klein
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (principal financial and
                                          accounting officer)
                                       S-1