Form 10-Q
period 1996-09-30
GO VIDEO INC
filed 1996-11-13
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 2-331855

                                 Go-Video, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                    86-0492122
         --------                                                    ----------
(State of Incorporation)                                            (IRS E.I.N.)

7835 East McClain Drive, Scottsdale, Arizona                         85260
--------------------------------------------                         -----
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

11,331,012 shares of Common Stock were outstanding as of November 11, 1996

                                 GO-VIDEO, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I.        FINANCIAL INFORMATION

               Consolidated Balance Sheets --
               At September 30, 1996 and March 31, 1996                      3

               Consolidated Statements of Operations --
               Three and Six months ended September 30, 1996
               and 1995                                                      4

               Consolidated Statements of Cash Flows --
               Six months ended September 30, 1996 and 1995                5-6

               Notes to Consolidated Financial Statements --               7-8

               Management's Discussion and Analysis of Results
               of Operations and Financial Condition                      9-12

Part II.       OTHER INFORMATION

               Item 6.    Exhibits and Reports on Form 8-K                  13

               Signatures                                                  S-1

                          GO-VIDEO, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

ASSETS                                                                September 30, 1996       March 31, 1996
                                                                      ------------------       --------------
                                                                         (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                     393,157                313,916
Receivables - less allowance for doubtful accounts of
   $130,000 and $130,000, respectively                                      5,738,876              4,147,143
Inventories                                                                 6,942,206              5,127,102
Prepaid expenses and other assets                                             165,652                 42,021
                                                                          -----------            -----------

                           Total current assets                            13,239,891              9,630,182
                                                                          -----------            -----------
EQUIPMENT AND IMPROVEMENTS:

Furniture, fixtures & equipment                                               517,906                507,990
Leasehold improvements                                                        208,888                173,157
Office equipment                                                              513,542                483,861
Tooling                                                                     1,277,560              1,107,970
                                                                          -----------            -----------
                           Total                                            2,517,896              2,272,978
Less accumulated depreciation and amortization                              1,344,785              1,100,386
                                                                          -----------            -----------

  Equipment and improvements - net                                          1,173,111              1,172,592
                                                                          -----------            -----------

DUAL-DECK VCR PATENTS, net of amortization of $43,474
   and $40,041, respectively                                                   73,277                 76,711

GOODWILL, net of amortization of $21,408, and $17,046,
   respectively                                                               144,894                153,417

OTHER ASSETS, net of amortization $522,988 and
   $471,321, respectively                                                     139,396                165,084
                                                                          -----------            -----------

TOTAL                                                                     $14,770,569            $11,197,986
                                                                          ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                          $ 2,264,610          $   2,512,594
Accrued expenses                                                              707,310                375,972
Other current liabilities                                                     674,822                731,824
Warranty reserve - current                                                    197,000                186,000
Line of credit                                                              4,163,185              2,430,330
                                                                          -----------            -----------

                           Total current liabilities                        8,006,927              6,236,720
                                                                          -----------            -----------

WARRANTY RESERVE - Long-term                                                    5,000                  5,000
                                                                          -----------            -----------

DEFERRED RENT                                                                  23,328                 15,520
                                                                          -----------            -----------

LONG TERM OBLIGATIONS                                                          14,562                262,885
                                                                          -----------            -----------

MANDATORY CONVERTIBLE SUBORDINATED DEBT                                     1,270,000                      0
                                                                          -----------            -----------

STOCKHOLDERS' EQUITY:

Common stock $.001 par value - authorized, 50,000,000 shares;
  issued and outstanding, 11,331,012 and
  11,331,012 shares, respectively                                              11,391                 11,331
Additional capital                                                         19,134,736             19,054,796
Unamortized consulting services                                               (22,502)               (35,002)
Accumulated deficit                                                       (13,872,873)           (14,353,264)
                                                                          -----------            -----------

                           Total stockholders' equity                       5,250,752              4,677,861
                                                                          -----------            -----------
TOTAL                                                                     $14,770,569            $11,197,986
                                                                          ===========            ===========

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (unaudited)

                                                   For The Three                     For The Six
                                             Months Ended September 30,      Months Ended September 30,
                                             --------------------------      --------------------------
                                                1996            1995            1996            1995
                                                ----            ----            ----            ----

SALES                                      $  9,393,147    $  9,170,337    $ 17,581,162    $ 16,109,705
COST OF SALES                                 7,254,281       6,985,475      13,572,737      12,930,861
                                           ------------    ------------    ------------    ------------
             Gross profit                     2,138,866       2,184,862       4,008,425       3,178,844
                                           ------------    ------------    ------------    ------------

OTHER OPERATING COSTS:
 Sales and marketing                            846,885       1,229,914       1,554,353       1,964,356
 Research and development                       233,065         162,682         458,144         314,434
 General and administrative                     593,720         642,216       1,203,892       1,334,837
                                           ------------    ------------    ------------    ------------
             Total other operating costs      1,673,670       2,034,812       3,216,389       3,613,627
                                           ------------    ------------    ------------    ------------
             Operating income (loss)            465,196         150,050         792,036        (434,783)
                                           ------------    ------------    ------------    ------------
OTHER (EXPENSE) REVENUES:
 Interest income                                  9,702           1,356          11,855           1,769
 Interest expense                              (182,586)       (128,910)       (324,637)       (233,192)
 Other income                                       480           6,600           1,138           7,751
                                           ------------    ------------    ------------    ------------
             Total other expense               (172,404)       (120,954)       (311,644)       (223,672)
                                           ------------    ------------    ------------    ------------


NET INCOME (LOSS)                          $    292,792    $     29,096    $    480,392    $   (658,455)
                                           ============    ============    ============    ============

NET INCOME (LOSS) PER
COMMON SHARE                               $       0.03    $       0.00    $       0.04    $      (0.06)
                                           ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                          11,331,012      11,301,012      11,331,012      11,289,149
                                           ============    ============    ============    ============

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                  For the Six
                                                            Months Ended September 30,
                                                            --------------------------
                                                               1996           1995
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $   480,392    $  (658,455)
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                           320,491        290,785
       Provision for doubtful accounts                           3,000         (3,005)
     Change in operating assets and liabilities-net of
        effect of acquisition:
       Receivables                                          (1,594,733)    (1,540,500)
       Inventories                                          (1,815,104)    (3,064,865)
       Prepaid expenses and other assets                      (123,631)       (12,648)
       Other assets                                               (980)         6,743
       Accounts payable                                       (247,983)     2,318,370
       Accrued expenses                                        331,338        117,520
       Other current liabilities                               (57,002)       137,844
       Warranty reserve                                         11,000         17,000
       Other liabilities                                       (40,514)        (1,245)
                                                           -----------    -----------
 Net cash used in operating activities                      (2,733,726)    (2,392,456)
                                                           -----------    -----------

INVESTING ACTIVITIES:
      Equipment and improvement expenditures                  (244,888)      (270,584)
      Cash acquired from acquisition                                 0         39,951
                                                           -----------    -----------
 Net cash used in investing activities                        (244,888)      (230,633)
                                                           -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                          0         20,250
     Net (repayments) borrowings under line of credit        1,732,855      2,863,958
     Payment of financing costs                                (25,000)       (15,000)
     Proceed from issuance of mandatory convertible debt     1,350,000              0
     Payment of debt assumed in acquisition                          0       (257,314)
                                                           -----------    -----------
 Net cash provided by financing activities                   3,057,855      2,611,894
                                                           -----------    -----------


NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                       79,241        (11,195)

CASH AND CASH EQUIVALENTS, beginning of period                 313,916        166,819
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                   $   393,157    $   155,624
                                                           ===========    ===========
SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
     Interest paid                                         $   324,637    $   233,192
                                                           ===========    ===========

                                   (Continued)


                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                             For the Six
                                                      Months Ended September 30,
                                                      --------------------------
                                                          1996           1995
                                                          ----           ----

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 In connection with the acquisition, liabilities were
    assumed as follows:
    Liabilities assumed                                 $      0       $361,120
                                                        --------       --------
    Fair value of assets acquired, including $39,951
     in cash                                            $      0       $190,657
                                                        --------       --------

    Excess of cost over fair value of assets acquired   $      0       $170,463
                                                        ========       ========

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

Inventories at September 30, 1996 consisted of $492,164 of raw materials and service parts and $6,450,042 of finished goods.

Goodwill of approximately $170,000 resulting from the acquisition of the Company's Security Products Division is being amortized on the straight line basis over ten years.

The Company is engaged in one business segment, the design, development, marketing and licensing of electronic video communication products. The Company's current primary focus is the design, marketing, sale, and distribution of several models of its Dual-Deck(TM) videocassette recorder. Sales to Circuit City Stores totaled 10% or more of net sales for the six months ended September 30, 1996. Sales to Circuit City Stores were $3,374,380 for the six month period ended September 30, 1996. Accounts receivable from Circuit City Stores was $1,378,865 at September 30, 1996.

The Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders in August 1996. The placement included six Units, each consisting of one 10% Convertible Subordinated Note in the principle amount of $250,000 with warrants to purchase 100,000 shares of common stock at $1.25 per share. The notes must be converted to common stock within three years. The warrants have an aggregate fair value of $230,000. In connection with the private placement, the Company also issued warrants and commons stock to the placement agent with a fair value of $46,000 and $75,000 respectively.

Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of September 30, 1996 are as follows:

               Deferred Tax Assets:
               Current-reserves not currently
                     deductible                             $   473,000
               Noncurrent:
                  Differences between book & tax
                     basis of property                      $   399,000
                  Operating loss carryforwards                7,722,000
                  Contribution carryforwards                      8,000
                  Tax credit carryforwards                      189,000
                  Other intangibles                              95,000
                                                            -----------

               Net Deferred Tax Asset                         8,886,000

               Valuation Allowance                           (8,886,000)
                                                            -----------

               Net Deferred Asset                           $        -0-
                                                            ============


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three  months  ended  September  30, 1996  compared  with the three months ended
--------------------------------------------------------------------------------
September 30, 1995:
-------------------

Net sales increased 2.4% to $9.4 million during the three months ended September 30, 1996 from $9.2 million during the three months ended September 30, 1995. The increase in net sales was primarily due to a 33% increase in net units sold for the three months ended September 30, 1996 compared to the three months ended September 30, 1995, offset in part by a 23% decrease in average revenue per unit for the two periods. The increase in net unit sales was primarily due to the Company having two full model lines for sale, the GV40xx and the GV60xx series during the three months ended September 30, 1996. The decrease in average revenue per unit was primarily due to an overall decrease in the per unit selling price of the GV6010 and the GV40xx series models compared to the GV30xx series models and the GV4060 model which were sold during the three months ended September 30, 1995, and the Company's product sales mix which included a higher percentage of its less expensive price leader models during the three months ended September 30, 1996 as compared with the three months ended September 30, 1995. Net sales of the Company's Security Products Division, which was acquired on April 1, 1995, were less than 5% of total net sales for the three months ending September 30, 1996.

Gross profit was $2.1 million and $2.2 million for the three months ended September 30, 1996 and 1995, respectively, representing a 2.1% decrease in gross profit dollars. Gross profit as a percentage of net sales decreased to 22.8% for the three month period ended September 30, 1996 compared to 23.8% for the three month period ended September 30, 1995. The decrease in gross profit as a percentage of sales is primarily due to the Company's product sales mix which included a higher percentage of its less expensive price leader models during the three months ended September 30, 1996 as compared with the three months ended September 30, 1995.

Sales and marketing expense decreased 31.1% to $0.8 million for the three months ended September 30, 1996 from $1.2 million for the three months ended September 30, 1995. As a percentage of sales, sales and marketing expenses decreased from 13.4% in the three months ended September 30, 1995, to 9.0% in the three months ended September 30, 1996. The decrease in sales and marketing expenses as a percentage of sales is primarily due to lower commission expense resulting from reduced commission rates, and reduced spending on marketing and promotional items during the three months ended September 30, 1996.

Research and development expenses increased 43.3% to $0.2 million for the three months ended September 30, 1996. The increase in research and development expenses is due primarily to expenses incurred in connection with the Company's development of prototype-digital LCD projection and direct view televisions.

General and administrative expenses decreased 7.6% to $0.6 million for the three months ended September 30, 1996. As a percentage of net sales, general and administrative expense decreased from 7.0% for the three months ended September 30, 1995 to 6.3% for the three months ended September 30, 1996. The decrease in general and administrative expense is primarily due to compensation expense recorded by the Company during the three months ended September 30, 1995 relating to a Separation Agreement and reduced consulting fees.

As a result of the above, the Company recorded an operating profit of $465,196 for the three months ended September 30, 1996 compared with an operating profit of $150,050 for the three months ended September 30, 1995. The Company recorded net other expense of $172,404 for the three months ended

September 30, 1996 compared with net other expense of $120,954 for the same period of the prior year. The increase in net other expense was primarily due to increased interest expense caused by an increase in the average daily loans outstanding while the average effective interest rate remained consistent during the three month period ending September 30, 1996 as compared to the three month period ending September 30, 1995.

Net income for the three months ended September 30, 1996 was $292,792 compared with net income of $29,096 for the three months ended September 30, 1995. The Company did not recognize income tax expense for either quarter due to its net operating loss carryforwards.

Six months ended September 30, 1996 compared with the six months ended September
--------------------------------------------------------------------------------
30, 1995:
---------

Net sales increased 9.1% to $17.6 million during the six months ended September 30, 1996 from $16.1 million during the six months ended September 30, 1995. The increase in net sales was primarily due to a 41.0% increase in net units sold for the six months ended September 30, 1996 compared to the six months ended September 30, 1995, offset in part by a 22.6% decrease in average revenue per unit for the two periods. The increase in net unit sales was due to the introduction of the Company's GV60xx series(VHS/VHS Dual-Deck VCR) during the six months ended September 30, 1996. The decrease in average revenue per unit was primarily due to an overall decrease in the per unit selling price of the GV6010 and GV40xx series models compared to the GV30xx series models and the GV4060 model which were sold during the six months ended September 30, 1995, and the Company's product sales mix which included a higher percentage of its less expensive price leader models during the six months ended September 30, 1996 as compared with the six months ended September 30, 1995. Net sales of the Company's Security Products Division, which was acquired on April 1, 1995, were less than 5% of total net sales for the six months ending September 30, 1996.

Gross profit was $4.0 million and $3.2 million for the six months ended September 30, 1996 and 1995, respectively, representing a 26.1% increase in gross profit dollars. Gross profit as a percentage of net sales increased to 22.8% for the six month period ended September 30, 1996 from 19.7% for the six month period ended September 30, 1995. The increase in gross profit as a percentage of sales is primarily due to higher sales margins realized on the GV60xx and GV40xx series over the close-out of the GV30xx series in the six months ended September 30, 1995.

Sales and marketing expense decreased 20.9% to $1.6 million for the six months ended September 30, 1996 from $1.9 million for the six months ended September 30, 1995. As a percentage of sales, sales and marketing expenses decreased from 12.2% in the six months ended September 30, 1995, to 8.8% in the six months ended September 30, 1996. The decrease in sales and marketing expenses as a percentage of sales is primarily due to lower commission expense resulting from reduced commission rates and reduced spending on marketing and promotional items during the six months ended September 30, 1996.

Research and development expenses increased 45.7% to $0.5 million for the six months ended September 30, 1996 from $0.3 million for the six months ended September 30, 1995. The increase in research and development expenses is due primarily to expenses incurred in connection with the Company's development of prototype digital LCD-projection and direct view televisions.

General and administrative expenses decreased 9.9% to $1.2 million for the six months ended September 30, 1996 from $1.3 million for the six months ended September 30, 1995. As a percentage of net sales, general and administrative expense decreased from 8.3% for the six months ended September 30, 1995 to 6.8% for the six months ended September 30, 1996. The decrease in general and administrative expense is primarily due to compensation expense recorded by the Company during the six months ended September 30, 1995 relating to a Separation Agreement.

As a result of the above, the Company recorded an operating profit of $792,036 for the six months ended September 30, 1996 compared with an operating loss of $434,783 for the six months ended September 30, 1995. The Company recorded net other expense of $311,644 for the six months ended September 30, 1996 compared with net other expense of $223,672 for the same period of the prior year. The increase in net other expense was primarily due to increased interest expense caused by an increase in the average daily loans outstanding while the average effective interest rate remained consistent during the six month period ending September 30, 1996 as compared to the six month period ending September 30, 1995.

Net income for the six months ended September 30, 1996 was $480,392 compared with a net loss of $658,455 for the six months ended September 30, 1995. The Company did not recognize income tax expense for the six months ended September 30, 1996 due to its net operating loss carryforwards. For the six months ended September 30, 1995, the Company did not recognize an income tax benefit due to recording a valuation allowance to offset the potential tax benefit of the loss.

Seasonality
-----------

As the growth of the current distribution network has slowed, seasonal factors are now more evident in the Company's operating results. Accordingly, the Company expects to continue to experience peaks consistent with previous years in its sales from September through December, which covers the holiday season.* The Company's performance during and following this period will be affected by retail sales of its customers.

Future Results
--------------

This Report on Form 10-Q contains "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's future operating results may be affected by a number of factors, including the general economic conditions in the markets in which the Company operates, the Company's ability to design, distribute and sell its products profitably, competition in general and competitive pricing in particular.

Capital Resources and Liquidity
-------------------------------

Net cash used in operating activities was $2.7 million for the six months ended September 30, 1996 compared to cash used in operations of $2.4 million for the six months ended September 30, 1995. The more significant factors comprising the net cash used were a $1.8 million increase in inventory and a $1.5 million increase in receivables. The increase in the inventory balance from March 31, 1996 to September 30, 1996 was primarily due to increased inventory in transit ordered for the holiday selling season. The Company had less inventory in-transit at March 31, 1996. The increase in the receivable balance from March 31, 1996 to September 30, 1996 is primarily due to the timing of shipments during the six months ended September 30, 1996 which were weighted heavily near the end of the six month period, as the Company's average collection experience has generally remained consistent.

The Company had net working capital of $5.2 million and $3.4 million at September 30, 1996 and March 31, 1996, respectively. At September 30, 1996, the Company's current ratio (the ratio of current assets to current liabilities) was
1.7 to 1.

The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables. The primary source of funds over the six months ended September 30, 1996 has been borrowings under the Company's line of credit. The Company has a line of credit that was

--------
        *Contains "Forward Looking Statements".

entered into in October 1992 and was amended in May 1993, November 1993, August 1994, August 1995, and June 1996. The maximum line of credit, as amended, is $14.0 million limited by specific inventory and receivable balances used as a borrowing base, and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of five years, with an origination fee of 1%, an annual facility fee of 0.5%, a non-use fee of 0.25%, and a prepayment (if applicable) fee of 1%. Loans are priced at prime plus 2.5%. The lender is collateralized by all assets of the Company. The unused and available line of credit at September 30, 1996 was $1,843,660. The Company has capitalized $0.5 million of closing costs related to the origination and amendment of the financing agreement. These costs are being amortized over the term of the agreement. Management believes its current financial resources to be adequate to support operations over the next twelve months.*

The Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders in August 1996. The notes must be converted to common stock within three years.

The Company expects to incur increased expenses for research and development and marketing expenses related to the LCD projection television project, the Loewe Opta television project, and other product lines currently being considered.*

The Company leases a 33,000 square foot executive office and warehouse facility in north Scottsdale, Arizona, which is fully utilized, in good condition, and adequate for the Company's needs. The lease began in January 1996 and has a term of seven years, with one three year extension at the option of the Company.

Inflation
---------

Inflation has had no material effect on the Company's operations or financial condition.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on August 29, 1996. There were present at the Annual Meeting, either in person or by proxy, 10,486,275 shares, which constituted a quorum. At the meeting, shareholders approved the election of a director, and did not approve an amendment to provide for preferred stock:

     Item 1: Election of the following directors:
                                           For            Withheld     Against
                                           ---            --------     -------
                 Roger B. Hackett          9,962,828      466,449      56,998


     Item 2: Approval of amendment to the Certificate of Incorporation to authorize 1,000,000 shares of Preferred Stock.

              For               Withheld         Against           Not Voted
              ---               --------         -------           ---------
              2,474,793         142,974          953,354           6,915,154

--------
             *Contains "Forward Looking Statements".

Item 6.  Exhibits and Reports on Form 8-K

a. The following exhibit is filed as part of this Report:

Exhibit No.      Exhibit                            Method of Filing
-----------      -------                            ----------------

4.3              Form of Warrant Certificate        Incorporated by reference to Exhibit 4.3
                                                    to the Company's S-2 filed November 7,
                                                    1996

4.4              Form of Mandatory Convertible      Incorporated by reference to Exhibit 4.3
                 Subordinated Note                  to the Company's S-2 filed November 7, 1996

27               Financial Data Schedule

b. Reports on Form 8-K

NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GO-VIDEO, INC. (Registrant)


Date: November 11, 1996                 By   /S/    ROGER B. HACKETT
                                          -------------------------------------
                                        Roger B. Hackett
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President and Chief Operating Officer



Date: November 11, 1996                 By   /S/    DOUGLAS P. KLEIN
                                          -------------------------------------
                                        Douglas P. Klein
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (principal financial and
                                           accounting officer)
                                       S-1