Form 10-Q
period 1996-12-31
GO VIDEO INC
filed 1997-02-12
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File No. 2-331855

                                 Go-Video, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                    86-0492122
         --------                                                    ----------
(State of Incorporation)                                            (IRS E.I.N.)

7835 East McClain Drive, Scottsdale, Arizona                         85260
--------------------------------------------                         -----
(Address of principal executive offices)                             Zip code)

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

YES   X       NO
   ------       ------

11,530,478 shares of Common Stock were outstanding as of February 7, 1997

                                 GO-VIDEO, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I.           FINANCIAL INFORMATION

                  Consolidated Balance Sheets --
                  At December 31, 1996 and March 31, 1996                    3

                  Consolidated Statements of Operations --
                  Three and Nine Months Ended December 31, 1996
                  and 1995                                                   4

                  Consolidated Statements of Cash Flows --
                  Nine Months Ended December 31, 1996 and 1995             5-6

                  Notes to Consolidated Financial Statements --            7-8

                  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                   9-12

Part II.          OTHER INFORMATION

                  Item 6.          Exhibits and Reports on Form 8-K         12

                  Signatures                                               S-1

                          GO-VIDEO, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

ASSETS                                                                     December 31, 1996      March 31, 1996
                                                                           -----------------      --------------
                                                                              (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                       202,774                  313,916
Receivables - less allowance for doubtful accounts of
   $130,000                                                                   3,546,930                4,147,143
Inventories                                                                   5,101,378                5,127,103
Prepaid expenses and other assets                                               120,324                   42,021
                                                                            -----------              -----------

                    Total current assets                                      8,971,406                9,630,183
                                                                            -----------              -----------

EQUIPMENT AND IMPROVEMENTS:

Furniture, fixtures & equipment                                                 547,179                  507,990
Leasehold improvements                                                          208,888                  173,157
Office equipment                                                                529,214                  483,861
Tooling                                                                       1,277,560                1,107,970
                                                                            -----------              -----------
                    Total                                                     2,562,841                2,272,978
Less accumulated depreciation and amortization                                1,462,408                1,100,386
                                                                            -----------              -----------

  Equipment and improvements - net                                            1,100,433                1,172,592
                                                                            -----------              -----------

DUAL-DECK VCR PATENTS, net of amortization of $45,191
   and $40,041, respectively                                                     71,560                   76,710

GOODWILL, net of amortization of $29,831, and $17,046,
   respectively                                                                 140,632                  153,417

OTHER ASSETS, net of amortization $537,155 and
   $471,321, respectively                                                        91,230                  165,084
                                                                            -----------              -----------

TOTAL                                                                      $ 10,375,261              $11,197,986
                                                                           ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                            $ 1,159,432              $ 2,512,594
Accrued expenses                                                                567,173                  375,972
Other current liabilities                                                       618,143                  731,824
Warranty reserve - current                                                      200,000                  186,000
Line of credit                                                                        0                2,430,330
Income tax payable                                                               20,000                        0
                                                                            -----------              -----------


                    Total current liabilities                                 2,564,748                6,236,720
                                                                            -----------              -----------

WARRANTY RESERVE - Long-term                                                      5,000                    5,000
                                                                            -----------              -----------

DEFERRED RENT                                                                    27,209                   15,520
                                                                            -----------              -----------

LONG TERM OBLIGATIONS                                                           201,360                  262,885
                                                                            -----------              -----------

MANDATORY CONVERTIBLE SUBORDINATED DEBT                                       1,270,000                        0
                                                                            -----------              -----------

STOCKHOLDERS' EQUITY:

Common stock $.001 par value - authorized, 50,000,000 shares;
  issued and outstanding, 11,430,478 and
  11,331,012 shares, respectively                                                11,430                   11,331
Additional capital                                                           19,144,203               19,054,796
Unamortized consulting services                                                 (12,502)                 (35,002)
Accumulated deficit                                                         (12,836,187)             (14,353,264)
                                                                            -----------              -----------

                    Total stockholders' equity                                6,306,944                4,677,861
                                                                            -----------              -----------
TOTAL                                                                       $10,375,261              $11,197,986
                                                                            ===========              ===========

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (unaudited)

                                                For The Three                  For The Nine
                                         Months Ended December 31,       Months Ended December 31,
                                         -------------------------       -------------------------
                                            1996            1995            1996             1995
                                            ----            ----            ----             ----
SALES                                   $ 11,676,234    $ 11,435,206    $ 29,257,396    $ 27,544,911
COST OF SALES                              8,333,117       9,062,896      21,905,854      21,993,758
                                        ------------    ------------    ------------    ------------
          Gross profit                     3,343,117       2,372,310       7,351,542       5,551,153
                                        ------------    ------------    ------------    ------------

OTHER OPERATING COSTS:
 Sales and marketing                       1,003,224       1,240,030       2,557,578       3,204,386
 Research and development                    249,899         164,666         708,044         479,100
 General and administrative                  744,661         631,815       1,948,552       1,966,652
                                        ------------    ------------    ------------    ------------
          Total other operating costs      1,997,784       2,036,511       5,214,174       5,650,138
                                        ------------    ------------    ------------    ------------
          Operating income (loss)          1,345,333         335,799       2,137,368         (98,985)
                                        ------------    ------------    ------------    ------------
OTHER (EXPENSE) REVENUES:
 Interest income                               2,454             751          14,308           2,521
 Interest expense                           (258,014)       (250,128)       (582,651)       (483,320)
 Other expense                               (33,083)        (10,017)        (31,944)         (2,266)
                                        ------------    ------------    ------------    ------------
          Total other expense               (288,643)       (259,394)       (600,287)       (483,065)
                                        ------------    ------------    ------------    ------------
INCOME(LOSS) BEFORE INCOME TAXES           1,056,690          76,405       1,537,081        (582,050)

PROVISION FOR INCOME TAXES                    20,000               0          20,000               0
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS)                       $  1,036,690    $     76,405    $  1,517,081    $   (582,050)
                                        ============    ============    ============    ============

NET INCOME (LOSS) PER
COMMON SHARE                            $       0.09    $       0.01    $       0.13    $      (0.05)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                       11,351,852      11,307,860      11,337,984      11,295,408
                                        ============    ============    ============    ============

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  For the Nine
                                                            Months Ended December 31,
                                                            -------------------------
                                                               1996            1995
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $ 1,517,081    $  (582,050)
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                           470,317        609,442
       Provision for doubtful accounts                           3,000         (3,005)
     Change in operating assets and liabilities-net
         of effect of acquisition:
       Receivables                                             642,212      1,649,188
       Inventories                                              25,724     (4,217,602)
       Prepaid expenses and other assets                       (78,302)       (16,645)
       Other assets                                             33,020         15,100
       Accounts payable                                     (1,353,161)     1,655,042
       Accrued expenses                                        191,199        (71,558)
       Other current liabilities                              (158,681)       114,059
       Warranty reserve                                         14,000         58,000
       Other liabilities                                       (49,834)        (1,245)
       Income tax expense                                       20,000              0
                                                           -----------    -----------
 Net cash provided (used) in operating activities            1,276,575       (791,274)
                                                           -----------    -----------

INVESTING ACTIVITIES:
      Equipment and improvement expenditures                  (291,893)    (1,109,832)
      Cash acquired from acquisition                                 0         39,951
                                                           -----------    -----------
 Net cash used in investing activities                        (291,893)    (1,069,881)
                                                           -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                     44,995         45,600
     Registration costs                                        (35,489)             0
     Net (repayments) borrowings under line of credit       (2,430,330)     2,151,249
     Payment of financing costs                                (25,000)       (85,000)
     Proceed from issuance of mandatory convertible debt     1,350,000              0
     Payment of debt assumed in acquisition                          0       (257,314)
                                                           -----------    -----------
 Net cash (used) provided by financing activities           (1,095,824)     1,854,535
                                                           -----------    -----------


NET DECREASE IN CASH
     AND CASH EQUIVALENTS                                     (111,142)        (6,620)

CASH AND CASH EQUIVALENTS, beginning of period                 313,916        166,819
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                   $   202,774    $   160,199
                                                           ===========    ===========

SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
     Interest paid                                         $   582,641    $   483,320
                                                           ===========    ===========

                                   (Continued)


                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  For the Nine
                                                            Months Ended December 31,
                                                            -------------------------
                                                              1996            1995
                                                              ----            ----
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 In connection with the acquisition, liabilities were
    assumed as follows:
    Liabilities assumed                                   $          0    $   361,120
                                                          ------------    -----------
    Fair value of assets acquired, including $39,951
     in cash                                              $          0    $   190,657
                                                          ------------    -----------

    Excess of cost over fair value of assets acquired     $          0    $   170,463
                                                          ============    ===========

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

Inventories at December 31, 1996 consisted of $430,199 of raw materials and service parts and $4,671,179 of finished goods.

Goodwill of approximately $170,000 resulting from the acquisition of the Company's Security Products Division is being amortized on the straight line basis over ten years.

The Company is engaged in one business segment, the design, development, marketing and licensing of electronic video communication products. The Company's current primary focus is the design, marketing, sale, and distribution of several models of its Dual-Deck(TM) videocassette recorder. Sales to Circuit City Stores totaled 10% or more of net sales for the nine months ended December 31, 1996. Sales to Circuit City Stores were $5,370,407 for the nine month period ended December 31, 1996. Accounts receivable from Circuit City Stores was $684,123 at December 31, 1996.

The Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders in August 1996. The placement included six Units, each consisting of one 10% Convertible Subordinated Note in the principal amount of $250,000 with warrants to purchase 100,000 shares of common stock at $1.25 per share. The Notes must be converted to common stock within three years. The warrants have an aggregate fair value of $230,000. In connection with the private placement, the Company also issued warrants and common stock to the placement agent with a fair value of $46,000 and $75,000 respectively.

Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1996 are as follows:

                  Deferred Tax Assets:
                  Current-reserves not currently
                        deductible                                 $    473,000
                  Noncurrent:
                     Differences between book & tax
                        basis of property                          $    399,000
                     Operating loss carryforwards                     7,722,000
                     Contribution carryforwards                           8,000
                     Tax credit carryforwards                           189,000
                     Other intangibles                                   95,000
                                                                   ------------

                  Net Deferred Tax Asset                              8,886,000

                  Valuation Allowance                                (8,886,000)
                                                                   ------------
                  Net Deferred Asset                               $         -0-
                                                                   =============

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three  months  ended  December  31, 1996  compared  with the three  months ended
--------------------------------------------------------------------------------
December 31, 1995:
------------------

Net sales increased 2.1% to $11.7 million during the three months ended December 31, 1996 from $11.4 million during the three months ended December 31, 1995. The increase in net sales was primarily due to a 13% increase in net units sold for the three months ended December 31, 1996 compared to the three months ended December 31, 1995, offset in part by a 10% decrease in average revenue per unit for the two periods. The increase in net units sold was primarily due to increased demand for the Company's lowest-priced models, which were sold at retail prices approximately 25% lower than the models they replaced from the prior year's comparable period. Net sales of the Company's Security Products Division, which was acquired on April 1, 1995, were less than 3% of total net sales for the three months ending December 31, 1996.

Gross profit was $3.3 million and $2.4 million for the three months ended December 31, 1996 and 1995, respectively, representing a 40.9% increase in gross profit dollars. Gross profit as a percentage of net sales increased to 28.6% for the three month period ended December 31, 1996 from 20.7% for the three month period ended December 31, 1995. The increase in gross profit as a percentage of sales was primarily due to the Company's reduced manufacturing costs across all models of its Dual-Deck VCR line.

Sales and marketing expense decreased 19.1% to $1.0 million for the three months ended December 31, 1996 from $1.2 million for the three months ended December 31, 1995. As a percentage of sales, sales and marketing expenses decreased from 10.8% in the three months ended December 31, 1995, to 8.6% in the three months ended December 31, 1996. The decrease in sales and marketing expenses as a percentage of sales was primarily due to reduced spending on marketing and promotional items and lower commission expense resulting from reduced commission rates during the three months ended December 31, 1996.

Research and development expenses increased 51.8% to $0.2 million for the three months ended December 31, 1996. The increase in research and development expenses was due primarily to expenses incurred in connection with the Company's development of prototype-digital LCD projection and direct view televisions.

General and administrative expenses increased 17.9% to $0.7 million for the three months ended December 31, 1996 from $0.6 million for the three months ended December 31, 1995. As a percentage of net sales, general and administrative expense increased from 5.5% for the three months ended December 31, 1995 to 6.4% for the three months ended December 31, 1996. The increase in general and administrative expense was primarily due to compensation expense recorded by the Company during the three months ended December 31, 1996 related to the accrual of annual incentive compensation and the fair value of a common stock grant provided to a non-executive officer employee.

As a result of the above, the Company recorded operating profit of $1,345,333 for the three months ended December 31, 1996 compared with operating profit of $335,799 for the three months ended December 31, 1995. The Company recorded net other expense of $288,643 for the three months ended December 31, 1996 compared with net other expense of $259,394 for the same period of the prior year.

Net income for the three months ended December 31, 1996 was $1,036,690 compared with net income of $76,405 for the three months ended December 31, 1995. The Company recorded a provision for income taxes of $20,000 for the three months ended December 31, 1996 representing its alternative minimum tax liability. The Company did not recognize income tax expense for the three months ended December 31, 1996 and December 31, 1995 due to its net operating loss carryforwards.

Nine months ended December 31, 1996 compared with the nine months ended December
--------------------------------------------------------------------------------
31, 1995:
---------

Net sales increased 6.2% to $29.3 million during the nine months ended December 31, 1996 from $27.5 million during the nine months ended December 31, 1995. The increase in net sales was primarily due to a 28.0% increase in net units sold for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995, offset in part by a 17.0% decrease in average revenue per unit for the two periods. The increase in net unit sales was due to the introduction of the Company's GV60xx series (VHS/VHS Dual-Deck VCR) during the nine months ended December 31, 1996. The decrease in average revenue per unit was primarily due to an overall decrease in the per unit selling price of the GV60xx series and the GV40xx series models compared to the GV30xx series and the GV40xx series models which were sold during the nine months ended December 31, 1995, and the Company's product sales mix which included a higher percentage of its less expensive price leader models during the nine months ended December 31, 1996 as compared with the nine months ended December 31, 1995. Net sales of the Company's Security Products Division, which was acquired on April 1, 1995, were less than 3% of total net sales for the nine months ending December 31, 1996.

Gross profit was $7.4 million and $5.6 million for the nine months ended December 31, 1996 and 1995, respectively, representing a 32.4% increase in gross profit dollars. Gross profit as a percentage of net sales increased to 25.1% for the nine month period ended December 31, 1996 from 20.2% for the nine month period ended December 31, 1995. The increase in gross profit as a percentage of sales is primarily due to higher sales margins realized on the GV60xx and GV40xx series over the GV40xx series and the closeout of the GV30xx series during the nine months ended December 31, 1995. The Company's higher sales margins are primarily due to reduced manufacturing costs on its current model lines sold during the nine months ended December 31, 1996.

Sales and marketing expense decreased 20.2% to $2.6 million for the nine months ended December 31, 1996 from $3.2 million for the nine months ended December 31, 1995. As a percentage of sales, sales and marketing expenses decreased from 11.6% in the nine months ended December 31, 1995, to 8.7% in the nine months ended December 31, 1996. The decrease in sales and marketing expenses as a percentage of sales was primarily due to lower commission expense resulting from reduced commission rates and reduced spending on market development funds and promotional items during the nine months ended December 31, 1996.

Research and development expenses increased 47.8% to $0.7 million for the nine months ended December 31, 1996 from $0.5 million for the nine months ended
December 31, 1995. The increase in research and development expenses was primarily due to expenses incurred in connection with the Company's development of prototype-digital LCD projection and direct view televisions.

General and administrative expenses were $1.9 million for the nine months ended December 31, 1996 and for the nine months ended December 31, 1995. As a percentage of net sales, general and administrative expense decreased from 7.1% for the nine months ended December 31, 1995 to 6.7% for the nine months ended December 31, 1996.

As a result of the above, the Company recorded operating profit of $2,137,368 for the nine months ended December 31, 1996 compared with an operating loss of $98,985 for the nine months ended December 31, 1995. The Company recorded net other expense of $600,287 for the nine months ended December 31, 1996 compared with net other expense of $483,065 for the same period of the prior year. The increase in net other expense was primarily due to increased interest expense caused by an increase in the average daily loans outstanding while the average effective interest rate remained consistent during the nine month period ending December 31, 1996 as compared to the nine month period ending December 31, 1995.

Net income for the nine months ended December 31, 1996 was $1,517,081 compared with a net loss of $582,050 for the nine months ended December 31, 1995. The Company recorded a provision for income taxes of $20,000 for the nine months ended December 31, 1996 representing its alternative minimum tax liability. For the nine months ended December 31, 1995, the Company did not recognize an income tax benefit due to recording a valuation allowance to offset the potential tax benefit of the loss.

Seasonality
-----------

The Company principally operates within the Consumer Electronics Industry, which generally experiences strong seasonality in demand. Accordingly, the Company expects to continue to experience peaks consistent with previous years in its sales from September through December, which covers the holiday season.* The Company's performance during and following this period will be affected by retail sales of its customers.

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

Capital Resources and Liquidity
-------------------------------

Net cash provided in operating activities was $1.3 million for the nine months ended December 31, 1996 compared to cash used in operations of $0.8 million for the nine months ended December 31, 1995. The more significant factors comprising the net cash provided were $1.5 million of net income and a $0.6 million decrease in receivables offset in part by a $1.4 million decrease in accounts payable. The decrease in the receivable balance from March 31, 1996 to December 31, 1996 was primarily due to the timing of shipments during the nine months ended December 31, 1996 as the Company's average collection experience has generally remained consistent.

The Company had net working capital of $6.4 million and $3.4 million at December 31, 1996 and March 31, 1996, respectively. At December 31, 1996, the Company's current ratio (the ratio of current assets to current liabilities) was 3.5 to 1.

The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables. The primary source of funds over the nine months ended December 31, 1996 has been cash from operations. The Company has a line of credit that was entered into in October 1992 and was last amended in November 1996. The maximum line of credit, as amended, is $14.0 million limited by specific inventory and receivable balances used as a borrowing base, and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of three years, with a non- use fee of 0.25%, and a prepayment (if applicable) fee of 1%. Loans are priced at prime plus 1.25%. The

--------
          *Contains "Forward Looking Statements".

lender is collateralized by all assets of the Company. The unused and available line of credit at December 31, 1996 was $4,744,501. Management believes its current financial resources to be adequate to support operations over the next twelve months.*

The Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders in August 1996. The notes must be converted to common stock within three years.

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

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a. The following exhibit is filed as part of this Report:

Exhibit No.                  Description

10.29 Amendment to Financing Agreement between Go-Video, Inc. and Congress Financial dated November 1, 1996.

27                           Financial Data Schedule

b. Reports on Form 8-K

NONE

--------
          *Contains "Forward Looking Statements".

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GO-VIDEO, INC. (Registrant)


Date: February 7, 1997                  By   /S/ ROGER B. HACKETT
                                          ----------------------------------
                                        Roger B. Hackett
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President and Chief Operating Officer



Date: February 7, 1997                  By   /S/ DOUGLAS P. KLEIN
                                          ----------------------------------
                                        Douglas P. Klein
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (principal financial and
                                           accounting officer)