Form 10-K405
period 1997-03-31
GO VIDEO INC
filed 1997-06-30
CIK 784721

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended   March 31, 1997
                                           --------------------

                           OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  N/A  to N/A
                                                 -----   ----
                  Commission File   No.2-331855
                                  -------------

                                        GO-VIDEO, INC.
                  ------------------------------------------------------
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

                  Registrant's telephone number, including area code
                                                                  (602) 998-3400
                                                                  --------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of the stock quoted on the American Stock Exchange on June 25, 1997 the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $17,854,028. See Item 5 of this Form 10-K.

The number of shares of common stock outstanding as of June 25, 1997, was 11,902,685.

Documents  Incorporated  by  Reference:   Portions  of  the  Registrant's  Proxy
Statement relating to its Annual Meeting of Stockholders to be held August 21, 1997 are incorporated by reference in Part III of this Form 10-K.

                                                  Exhibit Index at page18

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

Item 13.       Certain Relationships and Related Transactions.....................................18

PART IV

Item 14.       Exhibits, Financial Statement, Schedules and Reports on Form 8-K...................18

               SIGNATURES........................................................................S-1

THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO FUTURE EVENTS OR INCLUDE TERMS SUCH AS: "THE COMPANY BELIEVES", "EXPECTS", "INTENDS", AND OTHER USES OF FUTURE TENSES. SEE ITEM 1, ITEM 5, AND ITEM 7. ALSO SEE "MANAGMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN PART II, ITEM 7 FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE VALIDITY OF ANY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS INCLUDE THE FOLLOWING: BUSINESS CONDITIONS AND GENERAL ECONOMIC CONDITIONS; COMPETITIVE FACTORS, SUCH AS PRICING AND MARKETING EFFORTS OF RIVAL COMPANIES; TIMING OF PRODUCT INTRODUCTIONS; SUCCESS OF COMPETING TECHNOLOGIES; ABILITY TO NEGOTIATE REDUCED PRODUCT COSTS; AND THE PACE AND SUCCESS OF PRODUCT RESEARCH AND DEVELOPMENT, PARTICULARLY WITH OVERSEAS DISTRIBUTORS OF THE DUAL-DECK AND THE DIRECT VIEW DIGITAL TELEVISION DEVELOPMENT WITH LOEWE OPTA GMBH.

                                     PART I

ITEM 1.  BUSINESS

Overview

Go-Video, Inc. ("Go-Video" or the "Company") designs, develops, and markets consumer electronic video products. The Company believes that it and its licensees are the exclusive North American distributors of VHS video cassette player/recorders ("VCRs") with two decks built into one unit - the Dual-Deck(TM) VCR. The Company patented the Dual-Deck system which incorporates proprietary circuitry and software to perform duplicating, dual recording, editing, and video view switching functions not available from single deck VCRs. The Dual-Deck VCR has constituted substantially all of the Company's sales over the last five fiscal years. The Company expanded its product line into home and business security and surveillance products in April 1995.

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

The  Company's   executive  office  is  located  at  7835  East  McClain  Drive,
Scottsdale, Arizona, 85260-1732, and its telephone number is (602) 998-3400. The Company has regional sales offices in Southlake, Texas and Clarkston, Michigan.

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

The more significant components of the Company's business strategy include:

         Redesigning the Dual-Deck VCR Product Line and Broadening the Distribution Channels. The Company introduced during its fiscal year ending March 31, 1997 a new line of Dual-Deck VCRs, the GV60xx series, that have been manufactured for the Company by Shintom. The GV60xx series includes a price leader model, the GV6010, that is selling at retail for approximately 20% less than the comparable model of the Company's previous model lines. With lower retail prices of its Dual-Deck VCR model lines, the Company anticipates that it will be able to open new retail accounts, including additional national retailers with significant market share of the consumer electronics market and thereby expand its already strong distribution network. The Company intends to work with its suppliers to further reduce manufacturing costs of the Dual-Deck VCR so that it may continue to reduce the retail price. The Company is currently developing several models of a PAL (European television broadcasting format) Dual-Deck VCR for distribution beginning in September 1997, although there can be no assurance that the Company will successfully distribute such a product. During the first quarter of fiscal year 1998, the Company and Shintom began a nationwide introduction in Japan of its first international model. The Company has refocused its video security line for commercial as well as home users. The commercial market is expected to add new distribution that could include new marketing partners that specialize in the video security business.

         Acquiring and Developing Complementary Products and Technology. The Company
believes its ability to penetrate the retail consumer electronics marketplace with the Dual-Deck VCR will provide opportunities for diversification and revenue growth through the acquisition of synergistic product lines and/or technology and through product development relationships with technology partners. The resulting product lines can be integrated into the Company's product development, marketing, sales and distribution assets. The Company made its first such acquisition in April 1995 when it acquired the assets of Dublin Companies (the "Dublin Acquisition"), a distributor of home and business video security and surveillance products sold under the Private Eye(TM) label.

In addition, the Company is developing a distribution alliance with Loewe Opta, a German manufacturer of television and home audio consumer electronics, for the exclusive right to market and distribute high-end digital direct view televisions in North America pending the commercial agreement between the two Companies. The Company, if successful, anticipates that distribution of the products could begin as early as calendar 1998. However, there is no assurance that this will occur. The Company also began joint development of a prototype LCD projection television with Prolux Corporation which, if developed, will be targeted for the mid-range and high-end consumer and home theater markets. There is no assurance that the joint development will produce a product that is both technically and financially viable for distribution by the Company.

Because of the potential cost and opportunistic and highly variable nature of an acquisition and product development strategy, there is no assurance that the Company will be successful in pursuing additional diversification.

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

Principal Products

Go-Video markets and distributes two main product lines: Dual-Deck VCRs and video security products. During the fiscal year ended March 31, 1997, Dual-Deck VCRs and related products and services accounted for nearly all of the Company's revenues. The Company's Security Products Division accounted for less than 3% of revenues during the fiscal year ended March 31, 1997.

         Dual-Deck VCRs. Go-Video offers several models of Dual-Deck VHS/VHS VCRs. Among other features, the Dual-Deck VCR allows the user to, with one touch of a button, duplicate prerecorded video tapes while maintaining a near original level of picture quality and to easily edit video tapes to eliminate unwanted segments or to combine material from two or more tapes.

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

The Dual-Deck VCR has been designed for home use as a full featured video cassette recorder. Company-prepared literature and owner manuals caution consumers that the Dual-Deck VCR should not be used in a manner which infringes on the rights of owners of copyrighted material. However, the Company cannot predict the likelihood that distribution of current or future Dual-Deck VCR models will be challenged for any reason, or that laws governing home recording devices will be amended or applied in the future so as to require changes to the operation or performance of the Dual-Deck VCR. The Company believes that the Dual-Deck VCR is the video equivalent or betterment of the dual-transport audio tape deck, which has become an accepted audio industry standard, and that it would have meritorious defenses to any challenge. The Company is not currently developing a digital formatted player/recorder and is unable to predict the impact on the Company of developing digital technologies.

The Company introduced its current line of Dual-Deck VCRs, the GV60xx series, in the second quarter of fiscal 1997. The new series was introduced to update the product line of VHS-to-VHS Dual-Deck VCRs with current technology and manufacturing techniques, such that consumers can be offered a more popularly priced product line. Features are designed so that consumers can enjoy a convenient, easy-to-operate, multi-function Dual-Deck VCR. The GV60xx series models are differentiated from one another by various designs and functions to appeal to customer preferences. One of the models include high-fidelity MTS stereo playback/recording and 4-head play/record for special effects. The 60xx series includes two VCR decks "stacked" within one housing. The GV60xx series compliments the Company's other current model line the GV40xx series which was introduced in the second quarter of fiscal 1996.

         Security Products and Accessories. While the Company currently markets and distributes its security products line to many of the same retail and catalog accounts through which it currently distributes Dual-Deck VCRs, it has broadened its focus to include distributors and retailers who have not carried the Company's products before and that specialize in the video security business. The Company faces significant direct competition from other manufacturers and distributors of similar video security products (see "Competition").

The Company's  video security  product line includes  closed-circuit  television
(CCTV) products which are primarily used for security and general observation and recording purposes. The product line includes cameras, monitors, time lapse VCRs, VCR controllers, wireless video transmission systems, observation and switching systems, motion sensors and post recording image processors. Through variations of these products, a complete security solution can be designed to work as an integrated system. The Company generally sells its security products through its sales distribution network to both the professional and consumer segments of the security and surveillance market. The consumer segment is the Company's primary focus, allowing the Company to take full advantage of its distribution network. All of the products are designed to be easily installed and operated.

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

         Dual-Deck VCRs. The Company believes that, over the remainder of the decade, the VCR market in the United States will be relatively mature with a majority of sales consisting of replacement, upgrade, and second-unit purchases. While, to the Company's knowledge, no other company is selling a consumer VHS-to-VHS Dual-Deck VCR in the United States, several companies have the technical skill and practical ability to design, manufacture, and sell such a product. "Double deck videocassette recorders" have been developed by potential competitors of the Company. An English company, Amstrad, introduced a product stacking two video cassettes within one housing, formatted for the European television standard (PAL) and not compatible with U.S. television standards
(NTSC). Amstrad announced in July 1990 that it had no current plans to introduce its product in the United States and announced in 1994 that it was ceasing all distribution of its PAL units in Europe. Orion is believed to sell a PAL formatted "double deck" VCR in Germany. In Japan, Panasonic has developed a VHS-C to VHS VCR for editing VHS-C tapes, and Sony has developed an 8mm-to-VHS VCR. Hitachi and other Japanese companies have marketed in Japan "twin loading" VHS VCRs which load two tapes in succession to a single deck VCR transport mechanism. There is no assurance that a potential competitor will not attempt to introduce competing products in the United States in the future. However, the Company intends to vigorously enforce its proprietary technology rights.

The Company believes that its principal North American competition is currently from top-end single-deck VCRs offering a variety of features and available at various prices, all of which are less expensive than comparable Dual-Deck VCRs. Samsung has the right under its agreement with the Company, upon payment of a royalty to the Company, to manufacture and sell, under certain conditions, Dual-Deck VCRs incorporating the Company's proprietary technology, thereby allowing Samsung to compete with the Company in its principal marketplace (see "Licensing"). Samsung has not to date exercised its right to enter the North American marketplace. The Company believes that if Samsung were to exercise its right, the Company's net revenues and profitability could be affected in a materially adverse manner. The Company has licensed to Samsung and Goldstar USA., the worldwide nonexclusive right to manufacture, use, and sell the 8mm-to-VHS format Dual-Deck VCR (see "Licensing").

         Video Security Products. Within the past decade as consumers and businesses have become more concerned about personal and property security, video security and surveillance systems have become more broadly accepted in the retail marketplace and are now sold packaged and ready to install in a small business or home environment. The Company believes that additional growth will come through expanded product offerings, including addition of the products that are more convenient to install and operate than current models. Competitors compete on the basis of features, price, and ease and suitability to use. Major competitors include Magnavox, Ultrak, Goldbeam, Vivitar, Linear, Focus, and Polestar.

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

and (iv) on a non-exclusive basis, manufacture and distribute Dual-Deck VCRs in the United States and its territories under Samsung's own trademark and trade names. Sales of licensed Dual-Deck VCRs by Samsung to any party other than Go-Video are subject to a per unit royalty based as a percentage of the net selling price. To date, the Company has not received royalty payments under the Agreement. The License Agreement requires that the Company offer improvements in its Dual-Deck technology without additional fee or royalty to Samsung throughout the life of the License Agreement and survives termination of the Manufacturing Agreement unless such termination is for any cause attributable to Samsung. Unless terminated earlier, the License Agreement expires in October 2004. The Manufacturing Agreement is automatically renewed in one year increments unless notice of cancellation is given at least six months prior to its expiration and currently extends through February 1998 (see "Product Development and Manufacturing").

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

In April 1996, the Company agreed to license to Samsung, upon payment of a one-time fee to the Company, the worldwide nonexclusive right to manufacture, use, and sell the 8mm-to-VHS format Dual-Deck VCR. The Company has no further obligations under the license agreement and therefore the license fee was fully recognized as revenue in fiscal 1997.

Sales and Marketing

The Company's product lines are sold primarily to quality retailers, warehouse clubs, catalogs, and direct mailers with the support of independent manufacturer's representatives that represent specific geographic or channel categories throughout North America and who also represent numerous other consumer electronic companies. The Company sells its Dual-Deck product and security product lines to over two hundred accounts in North America, including some of the better known retailers, catalogs, and warehouse clubs such as Circuit City, Sam's Club, Costco Warehouse, Damark, Fingerhut, Sears, The Good
Guys, Nobody Beats The Wiz, Montgomery Wards, Sun T.V., ABC Warehouse, Rent-A-Center, Future Shop, Spiegel, Ultimate Electronics, Rex Stores, Capital Audio, J.C. Penney, Fry's Electronics, Capital Sales, QVC, Steinbergs, Sound Advice, Magnolia Hi-Fi, Herrington, American Appliance, P. C. Richards, and Tops Appliance. The Company also distributes its Dual-Deck product line through direct mail syndicator Roy Thomas, Inc. Many of these accounts currently carry limited or no video security product lines. The Company's marketing methods include attendance at trade shows, trade publication advertising, television advertising, sales promotion and other sales support programs, and publicity.

The Company competes in the consumer electronics industry, which experiences seasonal buying patterns with a majority of sales occurring between September and January. The Company's product line is subject to the same seasonality, although overall sales growth between 1990 and 1994 mitigated the effects of seasonal sales. As the Company's product and distribution lines have become more established, seasonal factors have become more evident in the Company's operating results. Accordingly, the Company expects to experience peaks in its sales during its third fiscal quarter.

The Company's terms of sale vary according to the quantity and price of units purchased and the creditworthiness of the purchaser, but generally do not exceed thirty days. Warranty terms vary according to the model offered. The most extensive warranty currently offered is three months labor and one year parts for both VCRs and video security products. The Company's initial Dual-Deck model, the GV2000, which was sold during fiscal 1991 and subsequently replaced, included a five year parts and labor warranty. The Company has service agreements for its current models of Dual-Deck VCRs with service centers located throughout the United States and also provides service work at its Scottsdale, Arizona location. The Company believes it has established adequate reserves for its warranty contingencies.

Significant Customers

For the fiscal year ended March 31, 1997, Circuit City, Sams's Club, and Damark represented 16%, 11%, and 10% of the Company's revenue respectively. For the fiscal year ended March 31, 1996, sales to Circuit City represented 14% of the Company's revenues. Although the Company's significant customers fluctuate over time, the loss of a significant customer could have a materially adverse effect on its operating results.

Backlog Orders

The Company's practice is to maintain sufficient inventories to fill orders promptly and not to carry a backlog of orders. The Company did not have a material level of backlog at June 25, 1997 or June 19 of the previous year.

Product Development and Manufacturing

The Company's product development activities consist of hardware and software design and engineering as well as co-development and engineering of new products with manufacturers and technology partners. The Company has focused its research and product development on the development of the next generation of Dual-Deck VCRs, development of a PAL format Dual-Deck VCR, development of unique features and/or quality enhancements for the Company's new line of video security products, development of a prototype LCD projection television with Prolux Corporation, identifying technical changes necessary to distribute Loewe Opta's digital direct view televisions in North America, and evaluation of potential new products, acquisitions, or joint ventures.

All of the Company's products are manufactured for the Company by independent manufacturers. The Company's line of Dual-Deck VCRs are manufactured for the Company by Samsung and Shintom. The Company and Samsung entered into a Manufacturing Agreement in February 1989 (see "Licensing") under which Samsung manufactures VHS-to-VHS Dual-Deck VCRs to the Company's specifications in conformity to the highest standards of quality maintained by Samsung in the manufacturing of VCRs. Quality control and assurance is performed by Samsung at the manufacturing facility and the Company samples and verifies product quality by sample testing upon the products arrival in the United States. The Company generally places purchase orders for Dual-Deck VCRs three months prior to production in accordance with its forecasted needs. The Manufacturing Agreement sets forth statistical defect tolerances and indicates that the costs of quality defects above the level of standards is to be borne by Samsung. The Company purchases the Dual-Deck VCRs from Samsung F.O.B. Korea using commercial import letters of credit opened approximately thirty days prior to ship date. Payment for the product is by draft due thirty days after the bill of lading (ship) date. The Manufacturing Agreement is automatically renewed for one year periods unless terminated by six months advance notice in writing from either party. The Manufacturing Agreement currently extends to February 1998.

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

The Company and Shintom entered into a Manufacturing Agreement in January 1996 under which Shintom manufactures VHS-to-VHS Dual-Deck VCRs to the Company's specifications in conformity to the highest standards of quality maintained by Shintom in the manufacturing of VCRs. Quality control and assurance is performed by Shintom at the manufacturing facility and the Company samples and verifies product quality by sample testing upon the products arrival in the United States. The Company generally places purchase orders for Dual-Deck VCRs three months prior to production in accordance with its forecasted needs. The Manufacturing Agreement sets forth statistical defect tolerances and indicates that the costs of quality defects above the level of standards is to be borne by Shintom. The Company purchases the Dual-Deck VCRs from Shintom F.O.B. Singapore using an international wire transfer for payment of the merchandise upon shipment of an order for Dual-Deck VCRs. The initial term of this manufacturing agreement is two years. The manufacturing agreement is automatically renewed for one year periods unless terminated by twelve months advance notice from either party.

The Company's security product line is currently manufactured under purchase orders by Goldbeam Electronics Inc., and Clover Electronics Inc, both Korean manufacturing companies. The Company purchases security products from Goldbeam F.O.B. Korea using commercial import letters of credit opened approximately thirty days prior to ship date. Payment for the product is by sight draft. Payment to Clover is based on negotiated terms between the Companies. The Company is currently evaluating additional suppliers for its Security Products Division.

Patents, Trademarks, and Proprietary Rights

In August 1988, the Company obtained United States Patent No. 4,768,110 entitled "Videocassette Recorder(s) Having Dual Decks For Selective Simultaneous Functions". The Company had by that date filed corresponding Japanese applications, and has since filed additional U.S. and foreign patent applications for enhancements related to the Dual-Deck VCR. The Dual-Deck VCR technology is complex, and as a result the Company's patent claims are also complex. In general terms, the patent covers a videocassette recorder system that has two decks contained in one housing and that has switching combinations which permit simultaneous and/or auxiliary functions to occur, such as allowing one deck to record while the other plays. In July 1992, the Company obtained U.S. Patent No. 5,124,807, entitled "Dual Deck Videocassette Recorder System", featuring the further enhanced ability of a Dual-Deck VCR system to duplicate high quality videocassette tapes with good fidelity and avoidance of copy degradation.

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

During fiscal 1994, the Company was issued three new U.S. patents. The first patent issued, No. 5,307,193, relates to a method of control over an infrared controlled device such as a TV, VCR, or stereo without the use of an infrared emitter. This method of control uses voltage-induced energy for direct control of a device with or without a line of sight. A second patent, No. 5,177,618, relates to additional AmeriChrome circuitry and identification and hardware control in the presence of certain anticopy encoding on a videocassette. A third patent, No. 5,249,087, relates to a rotating scanning device for use with magnetic storage media. Other U.S. and foreign patent applications are currently pending. There is no assurance that any additional patents will be granted to the Company or that the Company's patents will provide meaningful protection from competition. The Company intends to vigorously enforce its proprietary technology rights.

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

Employees

As of June 25, 1997, the Company employed 51 full-time employees, including its six executive officers. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Executive Officers of the Registrant
------------------------------------

The following table sets forth certain information concerning the executive officers of the Company.

Executive Officers:
-------------------

Name                       Age          Positions
----                       ---          ---------
Roger B. Hackett           46           Chief Executive Officer, President, and Chief Operating Officer
Douglas P. Klein           36           Vice President, Chief Financial Officer, Secretary and Treasurer
Edward J. Brachocki        41           Vice President, Planning and Corporate Development

John R. Tweddale           54           Vice President, Sales

William C. Barthelemy      46           Vice President, Security Products Division

Kevin P. Sullivan          52           Vice President, Home Theater Division

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

Edward J. Brachocki joined the Company in February 1993 as Vice President, Marketing, and was named Vice President, Corporate Development, in August 1994 and Vice President, Planning and Corporate Development in May 1997. From July 1992 until joining the Company, Mr. Brachocki was a Senior Associate for MTA/EMCI, a Washington, D.C.-based consulting firm for the telecommunications and cable television industries, where he advised clients on marketing issues for technology-based consumer products. From November 1989 to June 1992, he was Director of Marketing and Business Development for Goldstar Products Co., Ltd. Prior to joining Goldstar, Mr. Brachocki served for two years as a consultant and General Manager of Bliss Marketing, a Phoenix, Arizona-based marketing and strategic planning company. Mr. Brachocki received a Bachelor of Science Degree in Psychology from Fairfield University in Connecticut.

John R. Tweddale joined the Company in August 1993 as Western Zone Vice President, and was named to his current position of Vice President, Sales in October 1996. From October 1989 until joining the Company, Mr. Tweddale was the Owner and President of Advanced Marketing Inc., a consumer electronics manufacturer's representative firm. From July 1986 to October 1989, Mr. Tweddale served as Vice President, Sales for ByVideo Inc., a manufacturer of electronic merchandising kiosks sold to national retailers. He has also held sales management positions with Toshiba America, RCA and GTE Sylvania. Mr. Tweddale received his Bachelor of Science Degree from Eureka College in Illinois.

William C. Barthelemy joined the Company in October 1996 as Vice President, Security Products Division. From January 1990 until joining the Company, Mr. Barthelemy was the Regional Sales Director for Sprint North Supply where he was responsible for sales of security communications, telecommunications, and data communications. From May 1987 to January 1990, Mr. Barthlelemy served as
Regional Sales Manager for Silent Knight Security Systems. Mr. Barthelemy received his Bachelor of Science Degree in Management from the University of Redlands in California.

Kevin P. Sullivan joined the Company in September 1991 as Vice President, Sales and began serving as Vice President, Home Theater Division in May 1997. From July 1990 until joining the Company, Mr. Sullivan was the principal of KPS & Associates, a consumer electronics sales consulting firm. From 1983 through June 1990, Mr. Sullivan served in various sales management positions, most recently as Vice President of Sales, for Mitsubishi Electronics' audio/video group, a major manufacturer and distributor of consumer electronic products. Prior to his nine years with Mitsubishi, Mr. Sullivan was President of Sullivan's, Inc., which distributed a broad line of brand name electronics equipment to dealers throughout six New England states. He has also held sales management positions with Sharp Electronics, Quasar Electronics, and the Magnavox Company. Mr. Sullivan received a Bachelor of Science Degree from Fairfield University in Connecticut.


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

Item 3.  Legal Proceedings
         -----------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of Security Holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                     PART II

Item 5.  Market for the  Registrant's  Common Stock and Related  Security Holder
         -----------------------------------------------------------------------
         Matters
         -------

The Company's Common Stock began trading on the American Stock Exchange on September 26, 1990. Prior to September 26, 1990, the Company's Common Stock was traded on the NASDAQ Market System. The following table sets forth the high and low sales prices for the Common Stock during the period from April 1, 1995 through March 31, 1997, as reported to the Company by the AMEX. Sales prices do not include commissions or other adjustments to the selling price.


         Year Ended March 31, 1996      High          Low
         -------------------------      ----          ---
         First Quarter                  $ 1.9375      $ 1.5000
         Second Quarter                 $ 1.8750      $ 1.5000
         Third Quarter                  $ 2.0000      $ 1.1250
         Forth Quarter                  $ 1.3750      $ 1.0000

         Year Ended March 31, 1997      High          Low
         -------------------------      ----          ---
         First Quarter                  $ 1.3750      $ 1.0000
         Second Quarter                 $ 1.5625      $ 0.9375
         Third Quarter                  $ 1.5000      $ 1.0000
         Forth Quarter                  $ 2.1250      $ 1.1250


As of March 31, 1997, the Company believes there were approximately 10,000 beneficial holders of the Company's Common Stock, including approximately 1,800 stockholders of record (certificate holders registered directly rather than on account at various brokerages or trustees).

The Company has never paid cash dividends on its Common Stock, and it intends for the foreseeable future to retain any earnings to support the growth of its business. Any payment of cash dividends in the future, as determined at the discretion of the Board of Directors, will be dependent on the Company's financial condition, capital requirements, and other factors deemed relevant.

Item 6.  Selected Financial Data
         -----------------------

The selected financial data of the Company set forth below, insofar as relates to the period from August 1, 1991 to March 31, 1997, has been derived from the Company's audited Consolidated Financial Statements, certain of which are included elsewhere herein. This data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included elsewhere in this Annual Report on Form 10-K.

     Statement of Operations

                    Fiscal Year        Eight Months
                  Ended March 31      Ended March 31      Fiscal Year Ended July 31
                  --------------      --------------      -------------------------
Data            1997          1996         1995           1994         1993         1992
----            ----          ----         ----           ----         ----         ----
Sales           $40,175,195   $34,646,406  $27,602,708    $41,192,644  $30,928,531  $16,188,205

Net
income (loss)     1,884,331    (2,871,170)     117,801        105,741      116,706   (1,362,956)
Net income
(loss) per share       0.17        ( 0.25)        0.01           0.01         0.01        (0.13)

Weighted
average
shares           11,407,553    11,304,261   11,194,200     11,090,549   10,592,326   10,395,879

Balance Sheet

                                 March 31,                                 July 31,
                 ---------------------------------------   ---------------------------------------
Data                 1997          1996          1995          1994          1993          1992
----                 ----          ----          ----          ----          ----          ----
Current
  assets         $12,489,674   $ 9,630,183   $10,035,234   $10,165,288   $ 9,697,545   $ 7,180,602
Current
  liabilities      5,486,850     6,236,720     3,184,011     3,608,489     3,967,437     1,335,679
Long-term
  assets (net)     1,391,630     1,567,803       464,963       541,940     1,249,167       764,034
Long-term
  liabilities      1,268,131       283,405         6,245        19,004        63,803       112,378
Total
  assets          13,881,304    11,197,986    10,500,197    10,707,228    10,946,712     7,944,636
Total
  liabilities      6,754,981     6,520,125     3,190,256     3,627,493     4,031,240     1,448,057
Stockholders'
  equity           7,126,323     4,677,861     7,309,941     7,079,735     6,915,472     6,496,579

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview

The Company was incorporated in May 1984 and was engaged in development-stage activities until the fiscal year ended July 31, 1990, when it began its primary operations of procuring and marketing the Dual-Deck VCR. The Company experienced substantial losses from its formation through the fiscal year ended July 31, 1992. In February 1995, the Company changed its fiscal year end from July 31 to March 31. Consequently, the following comparison of results of operations includes a comparison of the fiscal years ended March 31, 1997 and 1996, a comparison of the fiscal year ended March 31, 1996 and the eight month transition period ended March 31, 1995, and a comparison of the fiscal years ended March 31, 1996 and July 31, 1994.

Results of Operations

The table below highlights significant information in a percentage relationship to net sales with regard to the Company's results of operations during the periods indicated.

                                         Fiscal Year         Eight Months        Fiscal Year
                                       Ended March 31       Ended March 31      Ended July 31
                                      ----------------      --------------      --------------
                                      1997        1996           1995                1994
                                      ----        ----           ----                ----
Net sales                            100.0%      100.0%         100.0%              100.0%
Gross profit                          25.2%       15.5%          17.7%               15.7%
Sales and marketing exp                8.8%       11.7%           9.0%                7.5%
Research and development exp           2.8%        2.1%           1.5%                0.8%
General and administrative exp         7.1%        8.1%           5.4%                5.4%
Total operating expenses              18.6%       21.9%          15.9%               13.7%
Operating profit (loss)                6.6%       (6.4%)          1.9%                2.0%
Other income (expense)                (1.8%)      (1.9%)         (1.4%)              (1.8%)
Net income (loss)                      4.7%       (8.3%)          0.4%                0.3%

Fiscal year ended March 31, 1997  compared  with the fiscal year ended March 31,
--------------------------------------------------------------------------------
1996
----

Net sales increased 16.0% to $40.2 million for the fiscal year ended March 31, 1997 from $34.6 million during the fiscal year ended March 31, 1996. The increase in net sales was primarily due to a 34.8% increase in net units sold for the fiscal year ended March 31, 1997 compared to the fiscal year ended March 31, 1996 which was offset in part by a 14.0% decrease in the average revenue per unit for the two periods. The increase in net units sold was primarily due to increased consumer demand for the Company's lowest priced Dual-Deck VCR model, which sold at most retail locations for $399, approximately 20% below the comparable model it replaced from the previous fiscal year. The reduction in the average revenue per unit was primarily due to the Company's product sales mix, which included a higher percentage of its less expensive price leader models. The Company anticipates that its average revenue per unit will continue to decline as compared with prior periods as its product sales mix continues to include higher percentages of its less expensive price leader models and its product costs continue to decline. Sales of the Company's Security Products Division, which was acquired in April 1995, were less than 3% of total net sales for the fiscal year ended March 31, 1997.

Gross profit was $10.1 million and $5.4 million for the fiscal years ended March 31, 1997 and March 31, 1996 respectively, representing an 88.5% increase in gross profit dollars. Gross profit as a percentage of net sales increased from 15.5% for the fiscal year ended March 31, 1996 to 25.2% for the fiscal year ended March 31, 1997. The increase in gross profit as a percentage of net sales was primarily due to higher sales margins realized on its current Dual-Deck VCR model lines due to reduced manufacturing costs from both of the Company's suppliers. In addition, during the fiscal year ended March 31, 1996, the Company recorded a one time inventory adjustment for its now discontinued 8mm-to-VHS product line which reduced gross profit dollars by approximately $1.3 million.

Sales and marketing expenses decreased 13.0% to $3.5 million for the fiscal year ended March 31, 1997 from $4.1 million for the fiscal year ended March 31, 1996. As a percentage of net sales, sales and marketing expenses decreased from 11.7% to 8.8% over the same period. The decrease in sales and marketing expense as a percentage of net sales was primarily due to reduced spending on market development funds and promotional items offset in part by expenses incurred for the Company's national television advertising campaign during the fiscal year ended March 31, 1997.

Research and development expenses increased 55.9% to $1.1 million for the fiscal year ended March 31, 1997 from $0.7 million for the fiscal year ended March 31, 1996. The increase in research and development expenses was primarily due to expenses incurred in connection with the Company's development of digital direct view televisions. The Company anticipates that its current rate of spending on the digital direct view television development and other product development efforts will continue during the fiscal year ended March 31, 1998.

General and administrative expenses were $2.8 million for the fiscal years ended March 31, 1997 and March 31, 1996. As a percentage of net sales, general and administrative expenses decreased from 8.1% for the fiscal year ended March 31, 1996 to 7.1% for the fiscal year ended March 31, 1997. The decrease in general and administrative expense as a percentage of net sales was primarily due to increased sales during the fiscal year ended March 31, 1997.

As a result of the above, the Company recorded operating income of $2.7 million for the fiscal year ended March 31, 1997 compared with an operating loss of $2.2 million for the fiscal year ended March 31, 1996. The Company recorded net other expense of $0.7 million for the fiscal years ended March 31, 1997 and March 31, 1996.

The Company had net income of $1,884,331 for the fiscal year ended March 31, 1997, compared with a net loss of $2,871,170 for the fiscal year ended March 31, 1996. The Company recorded a provision for income taxes of $40,000 for the fiscal year ended March 31, 1997. For the fiscal year ended March 31, 1996, the Company did not recognize an income tax benefit due to recording a valuation allowance to offset the potential tax benefit of the loss.

Fiscal  year ended March 31,  1996,  compared  with the eight  month  transition
--------------------------------------------------------------------------------
period ended March 31, 1995
---------------------------

Net sales were $34.6 million for the fiscal year ended March 31, 1996, compared to $27.6 million for the eight month transition period ended March 31, 1995. Average revenue per unit decreased 11.0% from the eight month transition period ended March 31, 1995 to the fiscal year ended March 31, 1996 due primarily to reduced selling prices on the Company's then current model line, the GV40xx series (VHS/VHS Dual-Deck VCRs), compared with the GV30xx series offered during the eight month transition period ended March 31, 1995. Sales of the Company's Security Products Division, which was acquired in April 1995, were less than 3% of total net sales for the fiscal year ended March 31, 1996.

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

Research and development expenses were $0.7 million for the fiscal year ended March 31, 1996 and $0.4 million for the eight month transition period ended March 31, 1995. As a percentage of net sales, research and development expenses increased from 1.5% to 2.1% over the same period, primarily due to costs incurred in connection with the Company's development of its GV60xx series and of a prototype LCD projection television.

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

Fiscal year ended March 31, 1996, compared with fiscal year ended July 31, 1994
-------------------------------------------------------------------------------

Net sales decreased 15.9% to $34.6 million for the fiscal year ended March 31, 1996 from $41.2 million for the fiscal year ended July 31, 1994. The decrease in net sales was caused by a 9.7% reduction in unit sales and a 6.9% decrease in average revenue per unit on the Company's Dual-Deck VCRs. The decrease in the average revenue per unit was due primarily to reduced selling prices on the Company' then current model line, the GV40xx series (VHS/VHS Dual-Deck VCRs), compared with the GV30xx series offered during the fiscal year ended July 31, 1994. Sales of the Company's Security Products Division, which was acquired in April 1995, were less than 3% of total net sales for the fiscal year ended March 31, 1996.

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

Seasonality
-----------

The Company's primary product lines compete within the consumer electronics industry, which generally experiences seasonality in sales. Accordingly, the Company generally expects to experience peaks in its sales from September through January, which covers the holiday selling season.


Future Results
--------------

The Company's expectations for results of operations and other forward-looking statements contained in this annual report on Form 10-K, particularly statements relating to sustainability of the profitable growth, expected results of international sales efforts and expected results from the security products and home theater markets, involve a number of risks and uncertainties. Among the factors that could affect future operating results are the following: business conditions and general economic conditions; competitive factors, such as the pricing and marketing efforts of rival companies; timing of product introductions; success of competing technologies; ability to negotiate reduced product costs; and the pace and success of product research and development, particularly with overseas distributors of the Dual-Deck and the direct view digital television development with Loewe Opta GmbH.


Capital Resources and Liquidity
-------------------------------

Net cash used in operating activities was $0.5 million for the fiscal year ended March 31, 1997. The more significant factors composing the cash provided were a $3.0 million increase in receivables and a $1.3 million decrease in accounts payable, offset in part by net income of $1.9 million.

The increase in the receivable balance from March 31, 1996 to March 31, 1997 was primarily due to increased sales in March 1997 compared with March 1996 as the Company's average collection experience has generally remained consistent. The decrease in the accounts payable balance is primarily due to reduced inventory in transit at March 31, 1997.

The Company had net working capital of $7.0 million and $3.4 million at March 31, 1997 and March 31, 1996, respectively. At March 31, 1997, the Company's current ratio (current assets to current liabilities) was 2.3 to 1.

Samsung requires the Company, before shipment, to post a letter of credit for the full amount of an order of Dual-Deck VCRs. The letters of credit for orders to Samsung are drawn 30 days after shipment of the product, which in turn is generally sold on open account. Shintom requires Company payment by international wire transfer upon shipment of an order of Dual-Deck VCRs. The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables during its peak selling season. The primary source of funds over the fiscal year ended March 31, 1997 was borrowings under the line of credit. The financing agreement was entered into in October 1992 and was last amended in November 1996. The maximum line of credit, as amended, is $14.0 million, limited by a borrowing base determined by specific inventory and receivable balances and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of three years with a prepayment (if applicable) fee of 1.0%. Loans are priced at prime plus 1.0%. The lender is collateralized by all assets of the Company. The unused and available line of credit at March 31, 1997 was approximately $5,375,000. The Company capitalized $0.5 million of closing costs related to the origination and amendment of the financing agreement. These costs were fully amortized at March 31, 1997. Management believes its current financial resources to be adequate to support operations over the next twelve months

The Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders in August 1996. The notes must be converted to Common Stock within three years. In February 1997, notes with a principle amount of $250,000 had been converted into Common Stock.

The Company expects to continue its current rate of research and development expenses related to the digital direct view television project with Loewe Opta and the continued development and enhancement of its Dual Deck VCR model lines. The Company expects to incur a fee of approximately $2.0 million for the exclusive right to market and distribute Loewe Opta direct view televisions in North America pending the commercial agreement between the two companies. The payment as now structured, would be due in installments over four quarters with the first payment payable upon ratification of the commercial agreement.


Inflation
---------

Inflation has had no material effect on the Company's operations or financial condition.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

           Pages F-1 through F-17

Item 9.    Changes in and  Disagreements  with  Accountants  on  Accounting  and
           ---------------------------------------------------------------------
           Financial Disclosure
           --------------------

           None

                       |--------------------------------------------------------
                       | GO-VIDEO, INC.
                       | AND SUBSIDIARY
                       | Consolidated Balance Sheets
                       | March 31, 1997 and 1996,
                       | Consolidated  Statements of Operations,
                       | Stockholders' Equity and Cash Flows
                       | Years  Ended March 31, 1997 and 1996,
                       | Eight  Month  Period  Ended March 31, 1995, and the
                       | Year Ended July 31, 1994, and
                       | Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Go-Video, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Go-Video, Inc. and subsidiary (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1997 and 1996, the eight month period ended March 31, 1995 and the year ended July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996, the eight month period ended March 31, 1995 and the year ended July 31, 1994 in conformity with generally accepted accounting principles.



May 1, 1997

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  March 31,
                                                          -------------------------
ASSETS (Note 11)                                              1997          1996
CURRENT ASSETS:
  Cash and cash equivalents                               $   302,788   $   313,916
  Receivables - less allowance for doubtful accounts of
    $130,000 in 1997 and 1996                               7,125,384     4,147,143
  Inventories (Note 4)                                      5,026,149     5,127,103
  Prepaid expenses and other assets                            35,353        42,021
                                                          -----------   -----------

          Total current assets                             12,489,674     9,630,183
                                                          -----------   -----------

EQUIPMENT AND IMPROVEMENTS (Note 9):
  Furniture, fixtures and equipment                           563,246       507,990
  Leasehold improvements                                      208,888       173,157
  Office equipment                                            664,002       483,861
  Tooling                                                   1,296,260     1,107,970
                                                          -----------   -----------

          Total                                             2,732,396     2,272,978
  Less accumulated depreciation and amortization            1,595,705     1,100,386
                                                          -----------   -----------

          Equipment and improvements - net                  1,136,691     1,172,592

DUAL-DECK VCR PATENTS - Net of amortization of
  $45,894 and $40,041, respectively                            67,626        76,710

GOODWILL - Net of amortization of $34,092 and
  and $17,046, respectively                                   136,371       153,417

OTHER ASSETS - Net of amortization of $471,321
  in 1996                                                      50,942       165,084
                                                          -----------   -----------

TOTAL                                                     $13,881,304   $11,197,986
                                                          ===========   ===========

                                                                     (Continued)

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                    March 31,
                                                                          ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                          1997            1996
CURRENT LIABILITIES:
  Accounts payable                                                        $  1,226,644    $  2,512,594
  Accrued expenses                                                             980,163         375,972
  Current portion of capital lease obligations (Note 9)                         82,820         108,937
  Other current liabilities (Note 5)                                         1,040,120         622,887
  Warranty reserve - current                                                   173,000         186,000
  Income taxes payable                                                          20,000
  Line of credit (Note 11)                                                   1,964,103       2,430,330
                                                                          ------------    ------------
          Total current liabilities                                          5,486,850       6,236,720

WARRANTY RESERVE - Long-term                                                                     5,000

DEFERRED RENT                                                                   29,739          15,520

CAPITAL LEASE OBLIGATIONS (Note 9)                                             180,059         262,885

MANDATORY CONVERTIBLE SUBORDINATED DEBT (Note 6)                             1,058,333
                                                                          ------------    ------------
          Total liabilities                                                  6,754,981       6,520,125
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 9)

STOCKHOLDERS' EQUITY (Note 7):
  Common stock, $.001 par value - authorized, 50,000,000 shares; issued
    and outstanding, 11,837,285 and 11,331,012 shares, respectively             11,837          11,331
  Additional capital                                                        19,588,421      19,054,796
  Unamortized consulting services                                               (5,002)        (35,002)
  Accumulated deficit                                                      (12,468,933)    (14,353,264)
                                                                          ------------    ------------
                Total stockholders' equity                                   7,126,323       4,677,861
                                                                          ------------    ------------

TOTAL                                                                     $ 13,881,304    $ 11,197,986
                                                                          ============    ============

See notes to consolidated financial statements.                      (Concluded)

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                 Years Ended            Eight Month
                                                   March 31,            Period Ended    Year Ended
                                        ----------------------------      March 31,       July 31,
                                            1997            1996            1995            1994
SALES                                   $ 40,175,195    $ 34,646,406    $ 27,602,708    $ 41,192,644

COST OF SALES                             30,035,136      29,266,086      22,713,535      34,729,561
                                        ------------    ------------    ------------    ------------

          Gross profit                    10,140,059       5,380,320       4,889,173       6,463,083
                                        ------------    ------------    ------------    ------------

OTHER OPERATING COSTS:
  Sales and marketing                      3,539,828       4,068,170       2,480,610       3,097,989
  Research and development                 1,112,675         713,600         408,668         319,711
  General and administrative expenses      2,836,019       2,809,573       1,486,543       2,207,637
                                        ------------    ------------    ------------    ------------

          Total other operating costs      7,488,522       7,591,343       4,375,821       5,625,337
                                        ------------    ------------    ------------    ------------

          Operating income (loss)          2,651,537      (2,211,023)        513,352         837,746
                                        ------------    ------------    ------------    ------------

OTHER REVENUES (EXPENSES):
    Interest income                           16,846           4,258           4,622          85,481
    Interest expense                        (670,522)       (648,804)       (410,334)       (804,888)
    Other                                    (73,530)        (15,601)         10,161         (12,598)
                                        ------------    ------------    ------------    ------------

          Total other expenses - net        (727,206)       (660,147)       (395,551)       (732,005)
                                        ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                         1,924,331      (2,871,170)        117,801         105,741

PROVISION FOR INCOME
  TAXES (Note 8)                              40,000
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS)                       $  1,884,331    ($ 2,871,170)   $    117,801    $    105,741
                                        ============    ============    ============    ============

NET INCOME (LOSS) PER
  COMMON SHARE                          $       0.17    ($      0.25)   $       0.01    $       0.01
                                        ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                      11,407,553      11,304,261      11,194,200      11,090,549
                                        ============    ============    ============    ============

See notes to consolidated financial statements.

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1997 AND 1996, EIGHT MONTH PERIOD ENDED
MARCH 31, 1995 AND YEAR ENDED JULY 31, 1994
--------------------------------------------------------------------------------

                                                Common Stock                           Unamortized
                                        ----------------------------     Additional    Consulting       Accumulated
                                           Shares          Amount         Capital       Services          Deficit          Total
BALANCE, JULY 31, 1993 (Note 7)         $ 10,987,212    $     10,987    $ 18,610,121                   ($11,705,636)   $  6,915,472

  Stock options exercised for cash            10,200              10           5,090                                          5,100
  Private warrants exercised for cash        118,600             119          59,181                                         59,300
  Registration costs - underwriters fees                                      (5,878)                                        (5,878)
  Net income                                                                                                105,741         105,741
                                        ------------    ------------    ------------   ------------    ------------    ------------

BALANCE, JULY 31, 1994 (Note 7)           11,116,012          11,116      18,668,514                    (11,599,895)      7,079,735

  Stock options exercised for cash           157,000             157          97,468                                         97,625
  Warrants issued for
   consulting services                                                       177,360   $   (177,360)
  Amortization of consulting costs                                                           14,780                          14,780
  Net income                                                                                                117,801         117,801
                                        ------------    ------------    ------------   ------------    ------------    ------------

BALANCE, MARCH 31, 1995 (Note 7)          11,273,012          11,273      18,943,342       (162,580)    (11,482,094)      7,309,941

  Stock options exercised for cash            58,000              58          45,542                                         45,600
  Warrants issued for
   consulting services                                                        65,912        (65,912)
  Amortization of consulting costs                                                          193,490                         193,490
  Net loss                                                                                               (2,871,170)     (2,871,170)
                                        ------------    ------------    ------------   ------------    ------------    ------------

BALANCE, MARCH 31, 1996 (Note 7)          11,331,012          11,331      19,054,796        (35,002)    (14,353,264)      4,677,861

  Stock options exercised for cash           104,000             104         115,276                                        115,380
  Stock grant                                 35,466              36          42,080                                         42,116
  Private placement (Note 6)                  60,000              60          27,306                                         27,366
  Conversion of subordinated
   debt (Note 6)                             206,807             206         224,063                                        224,269
  Exercise of warrants issued in
   conjunction with private
   placement (Note 6)                        100,000             100         124,900                                        125,000
  Amortization of consulting costs                                                           30,000                          30,000
  Net income                                                                                              1,884,331       1,884,331
                                        ------------    ------------    ------------   ------------    ------------    ------------
BALANCE, MARCH 31, 1997 (Note 7)          11,837,285    $     11,837    $ 19,588,421   $     (5,002)   $(12,468,933)   $  7,126,323
                                        ============    ============    ============   ============    ============    ============

See notes to consolidated financial statements.

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              Years Ended           Eight Month       Year
                                                                               March 31,            Period Ended      Ended
                                                                      ---------------------------     March 31,      July 31,
                                                                          1997           1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $ 1,884,331    ($2,871,170)   $   117,801    $   105,741
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                       623,407      1,149,677        212,881        934,783
      Provision for losses on accounts receivable                                         (5,761)         5,000         25,000
      (Gain) loss on sale of equipment                                       (834)         1,752                         6,454
  Changes in operating assets and liabilities - net of acquisition:
      Receivables                                                      (2,978,241)       558,914      1,275,546         22,490
      Inventories                                                         100,954         98,708     (1,159,871)      (441,335)
      Prepaid expenses and other assets                                     6,668         45,256          2,360        (53,335)
      Patents                                                               3,230         (1,363)                      (14,135)
      Other assets                                                         73,308         27,868                        11,614
      Accounts payable                                                 (1,285,950)     1,652,476     (1,186,515)       854,830
      Accrued expenses                                                    604,191        (29,890)        13,735         10,022
      Other current liabilities                                           417,233        369,942         80,402         70,543
      Warranty reserve                                                    (18,000)        68,000          7,990        (34,310)
      Income taxes payable                                                 20,000
      Other long-term liabilities                                          14,219         14,274        (10,759)       (16,299)
                                                                      -----------    -----------    -----------    -----------

          Net cash (used in) provided by operating activities            (535,484)     1,078,683       (641,430)     1,482,063
                                                                      -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment and improvement expenditures                                 (467,938)    (1,454,261)       (51,794)      (140,870)
  Cash acquired from acquisition                                                          39,951
                                                                      -----------    -----------    -----------    -----------

          Net cash used in investing activities                          (467,938)    (1,414,310)       (51,794)      (140,870)
                                                                      -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  295,098         45,600         97,625         64,400
  Registration costs                                                      (17,500)                                      (5,878)
  Net (repayments) borrowings under line of credit                       (466,227)       779,438        657,910     (1,288,533)
  Payment on capital lease obligations                                   (108,943)
  Net proceeds from issuance of mandatory
    convertible debt                                                    1,350,000
  Payment of financing costs                                              (60,134)       (85,000)       (60,000)       (90,619)
  Payment of debt assumed in acquisition                                                (257,314)
                                                                      -----------    -----------    -----------    -----------

          Net cash provided by (used in) financing activities             992,294        482,724        695,535     (1,320,630)
                                                                      -----------    -----------    -----------    -----------

                                                                     (Continued)

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                   Years Ended      Eight Month     Year
                                                                    March 31,       Period Ended   Ended
                                                            ----------------------    March 31,   July 31,
                                                               1997         1996        1995        1994
NET (DECREASE) INCREASE IN
  CASH EQUIVALENTS                                            (11,128)     147,097       2,311      20,563

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                         313,916      166,819     164,508     143,945
                                                            ---------    ---------   ---------   ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                             $ 302,788    $ 313,916   $ 166,819   $ 164,508
                                                            =========    =========   =========   =========


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid for income taxes                              $  20,000
                                                            =========
    Cash paid for interest                                  $ 391,625    $ 567,257   $ 326,771   $ 625,069
                                                            =========    =========   =========   =========
    Common shares issued for consulting services            $  75,000
                                                            =========
    Warrants issued for consulting services (Note 7)                     $  65,912   $ 177,360
                                                                         =========   =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Conversion of subordinated debt and accrued interest
      to common stock (Note 6)                              $ 224,269
                                                            =========
    Capital lease obligations entered into by the Company                $ 399,435
                                                                         =========

    In connection with the acquisition:
      Liabilities assumed                                                $ 361,120
                                                                         =========
      Fair value of assets acquired, including
        $39,951 in cash                                                  $ 190,657
                                                                         =========
      Excess of cost over fair value of acquired assets                  $ 170,463
                                                                         =========

See notes to consolidated financial statements.                      (Concluded)

GO-VIDEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997 AND 1996, EIGHT MONTH PERIOD ENDED
MARCH 31, 1995 AND THE YEAR ENDED JULY 31, 1994
--------------------------------------------------------------------------------


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

      c.    Cash and cash equivalents consisted of the following at March 31:

                                                    1997              1996

               Money market funds                 $263,133          $285,824
               Cash in checking accounts            39,655            28,092
                                                  --------          --------

               Total                              $302,788          $313,916
                                                  ========          ========

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

      f. Dual-Deck VCR patents represent professional fees and other costs incurred in connection with obtaining patents for the Dual-Deck VCR. The patent costs are amortized by the straight-line method over the estimated life of the patents.

      g. Goodwill represents the excess of the cost of the acquired company over the fair value of the net assets at the date of acquisition. Goodwill is amortized using the straight-line method over a period of ten years.

      h. Revenue Recognition - Sales of products are recognized once the product is shipped to the customer and the title passes.

      i. Income Taxes - The Company files a consolidated tax return. As of August 1, 1993, the Company adopted the Financial Accounting
            Standards  Board's  ("FASB")   Statement  of  Financial   Accounting
            Standard ("SFAS") No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes.

      j. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each fiscal year. The amounts, under the modified treasury stock method, do not give consideration to outstanding stock options and warrants because, in aggregate, their effects would be anti-dilutive in all periods presented.

      k. New Accounting Pronouncements - In October 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation. This Company has not changed to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based transactions. Pro forma information reflecting the fair value method is presented in Note 7.

            Beginning in 1997, the Company will be required to implement SFAS No. 128, Earnings Per Share, which requires, among other matters, presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding. The Company does not believe that the adoption of the statement will have a material effect on earnings per share.

      l. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      m. Product Concentration - The market for the Company's products is characterized by changing technology and short product life cycles. The Company has derived substantially all of its revenues from the sale of Dual-Deck VCRs throughout the United States.

      n. Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in the 1997 presentation.

2.    COMPANY OPERATIONS

      The Company was incorporated in May 1984 and was engaged in development stage activities until late in the fiscal year ended July 31, 1990, when the Company began its primary operations of distribution and marketing Dual-Deck VCRs, which are being manufactured for the Company by Samsung Electronics Company Ltd. ("Samsung") and Shintom Company Ltd., and Talk Corporation ("Shintom & Talk"). The Company also distributes and markets a line of video security products.

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

      During fiscal 1997, sales to the Company's three major customers totaled $6,395,000, $4,377,000 and $4,137,000, respectively. These amounts represent 16%, 11% and 10%, respectively, of the Company's 1997 sales. Accounts receivable from these customers totaled $437,000, $2,441,000 and $1,484,000, respectively, at March 31, 1997.

      During fiscal 1996, sales to the Company's major customer totaled $4,879,000. This amount represents 14% of the Company's 1996 sales. Accounts receivable from this customer totaled $1,072,000 at March 31, 1996.

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

3.    DUAL-DECK VCR MANUFACTURING AND LICENSING

      On February 28, 1989, the Company entered into an agreement with Samsung, pursuant to which Samsung agreed to manufacture Dual-Deck VCRs to the Company's design and specification ("Manufacturing Agreement"). As part of its arrangement with Samsung, the Company has licensed to Samsung the use of the Company's proprietary and patented technology: (1) the right to manufacture Dual-Deck VCRs for the Company; (2) on an exclusive basis, the right to manufacture, use and sell Dual-Deck VCRs in the Republic of Korea; (3) on a non-exclusive basis, the right to manufacture, use and sell the Dual-Deck VCRs in all markets except the United States and its territories; and (4) on a non-exclusive basis, the right to sell Dual-Deck VCRs under its own trademark and trade name in the United States and its territories. Under the license agreement, the Company is entitled to receive royalties calculated as a percentage of net sales of Dual-Deck VCRs by Samsung or its sublicensees. The license agreement has a term of 15 years but may be terminated by the Company if the Manufacturing Agreement is terminated for any cause attributable to Samsung. The Company has received no royalties to date from Samsung under this agreement.

      Under the Manufacturing Agreement, Samsung manufactures Dual-Deck VCRs for the Company pursuant to the Company's specifications. Quality control and assurance is performed by Samsung at the manufacturing facility, and the Company verifies product quality by sample testing in the United States. The Manufacturing Agreement sets forth statistical defect tolerances, and indicates that the costs of any quality defects above the level of standards will be borne by Samsung. Generally, the Company purchases Dual-Deck VCRs from Samsung FOB Korea. The Manufacturing Agreement is automatically renewed for one year periods unless terminated by written notice from either party and currently extends until at least February 28, 1998.

      Effective July 11, 1994, the Company entered into an agreement with Goldstar, pursuant to which the Company has granted Goldstar the non-exclusive, non-assignable, non-transferable right and license to manufacture, sell and distribute worldwide 8mm/VHS format VCRs ("License Agreement") for a one-time payment. The License Agreement expires when the last of certain patents held by the Company for the 8mm/VHS format VCRs expire. The Company has no further obligation under the License Agreement and, therefore, the license payment was fully recognized as revenue in July 1994.

      On January 9, 1996, the Company entered into an agreement with Shintom & Talk pursuant to which Shintom & Talk have agreed to manufacture Dual-Deck VCR's to the Company's design and specification. The agreement sets forth statistical defect tolerances, and indicates that the costs of any quality defects above the level of standards will be borne by Shintom & Talk. Generally, the Company will purchase Dual-Deck VCRs FOB Singapore. The initial term of the Manufacturing Agreement is two years. The agreement will automatically renew for one year periods unless terminated by either party.

4.    INVENTORIES

      Inventories consisted of the following at March 31:

                                                           1997         1996

          Service replacement parts and raw materials   $  581,283   $  324,739
          Finished goods                                 4,444,866    4,802,364
                                                        ----------   ----------

          Total                                         $5,026,149   $5,127,103
                                                        ==========   ==========

5.    OTHER CURRENT LIABILITIES

      Other current liabilities consisted of the following at March 31:

                                                      1997         1996

      Compensation and related benefits           $  728,302   $  401,241
      Sales returns reserve                          310,505      220,000
      Other                                            1,313        1,646
                                                  ----------   ----------

      Total                                       $1,040,120   $  622,887
                                                  ==========   ==========

6.    MANDATORY CONVERTIBLE SUBORDINATED DEBT

      The Company sold $1,500,000 of convertible subordinated notes (the "Notes") in a Private Placement with institutional holders in August 1996. The Private Placement included six Units, each consisting of one 10% Convertible Subordinated Note in the principle amount of $250,000 and warrants to purchase 100,000 shares of common stock at $1.25 per share (Note 7). The Notes bear interest at 10% per annum, accrued quarterly, paid annually in shares of common stock. At the Unit Holder's election at any time, or the Company's election following the third anniversary of the issuance of the Units, each Note will be convertible into shares of common stock. The warrants have been valued at $230,000.

      In connection with the Private Placement, the Company also issued 120,000 warrants to purchase common shares at $1.25 per share and 60,000 shares of common stock to the placement agent with a fair value of $46,000 and $75,000, respectively. In addition, professional fees in the amount of approximately $236,000 were incurred by the Company in connection with the Private Placement.

      In February 1997, Notes with a principle amount of $250,000 were converted. The transaction, including interest, resulted in the issuance of 206,807 shares of common stock to note holders. In addition, 100,000 warrants held by a note holder were exercised to purchase 100,000 shares of common stock at a price of $1.25 per share.

7.    STOCKHOLDERS' EQUITY

      Stock Warrants - On October 15, 1992, the Company issued warrants to a broker to purchase 44,444 shares of the Company's common stock in partial consideration for services performed. The warrants are exercisable for five years from November 16, 1992. As of March 31, 1997, none of these warrants had been exercised.

      During the year ended March 31, 1996, and the eight month period ended March 31, 1995, the Company entered into four separate consulting agreements. In exchange for services, the Company issued 110,000 and 300,000 warrants, respectively, for each period. Each warrant entitles the holder to purchase one share of the Company's common stock. The warrants are exercisable for four years, commencing one year after the date of grant. The associated consulting costs for one of the agreements are being amortized ratably over the term of the contract. The consulting costs for the other three agreements have been fully amortized as of March 31, 1996. Unamortized consulting costs at March 31, 1997 were $5,002.

      A summary of warrant activity is as follows:

                                          Warrants           Warrant
                                        Outstanding       Price per Share

     Balance, July 31, 1994              2,408,395      $2.250   -   $8.250
       Issued                              300,000       1.688   -
                                        ----------      ------       ------
     Balance, March 31, 1995             2,708,395       1.688   -   $8.250
       Issued                              110,000       1.563   -   $1.688
       Expired                            (185,000)      3.375   -   $4.200
                                        ----------      ------       ------
     Balance, March 31, 1996             2,633,395       1.563   -   $8.250
       Issued (Note 6)                     720,000       1.250
       Exercised                          (100,000)      1.250
       Expired                          (2,146,951)      4.950   -   $8.250
                                        ----------      ------       ------
     Balance, March 31, 1997             1,106,444      $1.250   -   $3.125
                                        ==========      ======       ======

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

      A summary of changes in stock options is as follows:

                                                      Option    Weighted Average
                                                      Shares      Option Price
    Balance, July 31, 1994                          1,627,880       $   2.11
      Granted                                         280,000           1.81
      Exercised                                      (157,000)          0.62
      Cancelled                                      (106,000)          3.00
                                                   ----------       --------
    Balance, March 31, 1995                         1,644,880           1.96
      Granted                                         240,000           1.58
      Exercised                                       (58,000)          0.79
      Cancelled                                       (49,900)          3.13
                                                   ----------       --------
    Balance, March 31, 1996                         1,776,980           1.92
      Granted                                         453,253           1.11
      Exercised                                      (104,000)          1.11
      Cancelled                                      (378,800)          1.62
                                                   ----------       --------
    Balance, March 31, 1997                         1,747,433       $   1.83
                                                   ==========       ========

      The  following   information,   aggregated  by  option  price  ranges,  is
      applicable to those shares outstanding at March 31, 1997:

     Range of exercise prices                       $.50 - $1.00   $1.25 - $3.00   $4.00 - $8.50
     Shares outstanding in range                      353,800        1,373,933        19,700
     Weighted-average exercise price                   $ .81           $1.98           $4.35
     Weighted average remaining contractual life        7.85            6.93            3.35
     Shares currently exercisable                     353,800        1,330,600         19,700
     Weighted average exercise price of shares
       currently exercisable                           $ .81           $2.08           $4.35


      The Company applies Accounting Principle Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized based on the fair value at the grant dates for awards under those plans. Consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the years ended March 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                       1997            1996

       Net income (loss) - as reported             $  1,884,331   $  (2,871,170)
                                                   ============   =============
       Net income (loss) - pro forma               $  1,639,516   $  (3,055,234)
                                                   ============   =============
       Net income (loss) per share - as reported   $       0.17   $       (0.25)
                                                   ============   =============
       Net income (loss) per share - pro forma     $       0.14   $       (0.27)
                                                   ============   =============

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 52.8%; risk-free interest rate of 7%; and expected lives of 4 years.

      401(k) Plan - Effective January 1, 1996, the Company established a 401(k) plan for its employees. Employees may contribute between 1% and 16% of their total compensation to the Plan. The Company may make matching contributions, on a discretionary basis, equal to a percentage of an employee's covered compensation contributed to the Plan for the year. In addition, the Company may make an annual profit sharing contribution to the Plan. The Company's contribution to the Plan for the years ended March 31, 1997 and 1996 was $35,724 and $8,054, respectively.

8.    INCOME TAXES

      The Company adopted SFAS No. 109, Accounting for Income Taxes, effective August 1, 1993. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. The effect on the Company of adopting SFAS No. 109 is offset completely by a valuation allowance as noted below.

      The provision for income taxes in 1997 consists solely of alternative minimum tax. Income taxes related to income have been eliminated through the utilization of net operating loss carryforwards.

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

      The tax effect of significant items comprising the Company's net deferred tax asset for the years ended March 31 are as follows:

                                                         1997           1996

Current - reserves not currently deductible          $   602,000    $   461,000

Non-current:
  Difference between book and tax basis of property      254,000        353,000
  Operating loss carryforwards                         6,787,000      7,722,000
  Tax credit carryforwards                               189,000        189,000
  Contribution carryforwards                                 -            9,000
  Other intangibles                                       95,000         95,000
                                                     -----------    -----------

Net deferred tax asset                                 7,927,000      8,829,000
Valuation allowance                                   (7,927,000)    (8,829,000)
                                                     -----------    -----------

Net deferred asset                                   $       -      $       -
                                                     ===========    ===========

      At March 31, 1997, for income tax purposes, the Company had available the following net operating loss and investment and research and development tax credit carryforwards:

                                       Net      Investment     Research and
                                    Operating      Tax          Development
     Date of Expiration               Loss        Credit         Tax Credit

     2000                                         $1,700
     2001                                                            $300
     2002
     2003                          $1,027,000                       3,400
     2004                           3,420,000                       3,200
     2005                           7,336,000                      22,400
     2006                             602,000                      60,400
     2007                           1,513,000                      97,600
     2008                             723,000
     2009                             493,000
     2010                              20,000
     2011                           1,602,000
     2012                              11,000
                                  -----------     ------         --------

     Total                        $16,747,000     $1,700         $187,300
                                  ===========     ======         ========

9.    COMMITMENTS AND CONTINGENCIES

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

      At March 31, 1997, future minimum payments required under noncancelable operating leases and the present value of future minimum capital lease payments with terms in excess of one year are as follows:

                                                                       Future
                                                                       Minimum
                                                                      Operating
                                                          Capital       Lease
                                                           Leases      Payments

     1998                                               $  100,550   $  294,850
     1999                                                  100,550      296,896
     2000                                                   85,938      307,126
     2001                                                    9,843      309,174
     2002                                                               319,400
     Thereafter                                                         266,180
                                                        ----------   ----------

     Total                                                 296,881   $1,793,626
     Less imputed interest-rates ranging from 11% to 14%    34,002   ==========
                                                        ----------

     Present value of minimum capital lease obligations    262,879
     Less current portion of capital lease obligations      82,820
                                                        ----------

     Long-term portion of capital lease obligations     $  180,059
                                                        ==========

      The Company's rental expense for the years ended March 31, 1997 and 1996, the eight month period ended March 31, 1995 and year ended July 31, 1994 was $306,528, $321,389, $118,155 and $194,442, respectively.

10.   RELATED PARTY TRANSACTIONS

      During the years ended March 31, 1997 and 1996, the eight month period ended March 31, 1995 and the year ended July 31, 1994, the Company paid its directors $124,346, $150,151, $48,750 and $156,198, respectively, for directors' fees, legal services and consulting services rendered.

11.   FINANCING AGREEMENT

      In October 1992, the Company entered into a financing agreement which was last amended and restated on November 1, 1996. The maximum line of credit is $14,000,000, limited by a borrowing base determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of three years. Interest is charged at prime (8.5% at March 31, 1997) plus 1%. The Company pays a monthly fee on the unused balance of the line of credit of .25% per year. The line of credit is collateralized by all assets of the Company. The line of credit is estimated to approximate fair value as the actual rate is consistent with the rate estimated to be currently available for debt of similar terms.

      Certain information relative to the line of credit is as follows:

                                                    Years Ended          Eight Month
                                                      March 31,          Period Ended     Year Ended
                                              ------------------------    March 31,         July 31,
                                                 1997          1996          1995             1994
     Maximum amount of loans
       outstanding during the period          $6,183,219    $6,518,547    $4,823,777       $6,733,854

     Average daily loans outstanding
       during the period                       2,676,475     2,733,610     1,313,401        3,131,461

     Average effective interest rate            10.40%        11.25%        10.60%             8.5%

      Amortization expense of costs incurred in connection with obtaining, amending and renewing the financing agreement for the years ended March 31, 1997 and 1996, the eight month period ended March 31, 1995 and the year ended July 31, 1994 was $65,833 and $81,547, $83,662 and $179,819,
      respectively. At March 31, 1997, all such costs have been fully amortized.

      The Company had letters of credit of $136,000 outstanding at March 31, 1997. The unused and available line of credit at March 31, 1997 was approximately $5,375,000.

12.   BUSINESS COMBINATION

      On April 1, 1995, the Company acquired the net assets of Dublin Companies, a home and business video security products marketer and distributor. The transaction was accounted for using the purchase method. The fair value of assets acquired and liabilities assumed was $190,657 and $361,120, respectively. The excess of cost over the fair value of assets acquired of $170,463 was recorded as goodwill. The goodwill is being amortized on a straight-line basis over a period of ten years. The acquired company became the Security Products Division of Go-Video, Inc.

                                   * * * * * *

                                    PART III

Item 10.   Directors, and Executive Officers of the Registrant
           ---------------------------------------------------

The information regarding executive officers required by Item 10 is furnished under "Executive Officers of the Registrant" in Part I of this Report. The other information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of stockholders to be held on August 21, 1997 (the "Proxy Statement").

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

                                                                                                      Page or
                                                                                               Method of Filing
                                                                                               ----------------
(a)   Financial Statements:

      (1)  Report of Deloitte & Touche LLP.                                                          Page F-1

      (2)  Financial Statements and Notes to Financial Statements of the                             Page F-2
           Company for the fiscal  years ended March 31, 1997 and 1996,  the eight month period ended March 31, 1995, and the fiscal year ended July 31, 1994.

(b)   Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Financial Statements or Notes to the Financial Statements included herein.

(c)   Exhibits

The following exhibits are filed as part of this Report.

Exhibit                                                                                      Page or
  No.                      Description                                                   Method of Filing
  ---                      -----------                                                   ----------------
3.1        Certificate of Incorporation of the Company                                   Incorporated by
                                                                                         reference to Exhibit 3-A
                                                                                         of S-1 No. 33-17277

3.2        Bylaws of the Company                                                         Incorporated by
                                                                                         reference to Exhibit 4-B
                                                                                         to S-2 No. 33-38445

4.1        Specimen Certificate representing Common Stock                                Incorporated by
                                                                                         reference to Exhibit 4-A
                                                                                         to S-1 No. 33-17277

4.2        Specimen Warrant Certificate                                                  Incorporated by
                                                                                         reference to Exhibit 4-
                                                                                         B to S-1 No. 33-17277

4.4        Form of Warrant Certificate                                                   Incorporated by
                                                                                         reference to Exhibit 4.3
                                                                                         to the Company's S-2
                                                                                         Registration and Filing
                                                                                         No. 333-15731 filed
                                                                                         November 7, 1996

4.5        Form of Mandatory Convertible Subordinated Note                               Incorporated by
                                                                                         reference to Exhibit 4.3
                                                                                         to the Company's S-2
                                                                                         Registration and Filing
                                                                                         No. 333-15731 filed
                                                                                         November 7, 1996

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

10.27      **First Amendment to Manufacturing Agreement between                          Incorporated by
           Go-Video, Inc. and Samsung Corporation dated                                  reference to Exhibit
           April 1, 1996.                                                                10.27 to the 1996 10K.

10.29      Amended and Restated Loan and Security Agreement between                      Incorporated by
           Go-Video Inc. and Congress Financial dated November 1, 1996.                  Reference to Exhibit
                                                                                         10.29    to the Quarterly
                                                                                         Report Form 10Q for the
                                                                                         Quarter ended December
                                                                                         31, 1996.

21         List of Subsidiaries                                                          Incorporated by
                                                                                         reference to Exhibit 22
                                                                                         to Annual Report Form
                                                                                         10K for fiscal year
                                                                                         ended July 31, 1988.

23         Independent Auditor's Consent                                                 Filed Herewith

27         Financial Data Schedule                                                       Filed Herewith

--------------------------------------------------------------------------------
*   Management contract or compensatory plan
**  Confidential treatment requested

(d)        Reports on Form 8-K:

           The Company did not file any 8-K reports during the fourth quarter of the fiscal year ended March 31, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GO-VIDEO, INC.


                                        By    /s/  Roger B. Hackett
                                           ------------------------------
                                        Roger B. Hackett
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer, President,
                                        and Chief Operating Officer

                                        Dated: June 25, 1997

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

    Name and Signature                                      Title                                   Date
    ------------------                                      -----                                   ----


 /s/  Roger B. Hackett                           Chairman of the Board of                        June 25, 1997
----------------------------                     Directors, Chief Executive Officer,
Roger B. Hackett                                 President, and Chief Operating Officer
                                                 (principal executive officer)


 /s/  Douglas P. Klein                           Vice President, Chief Financial Officer,        June 25, 1997
----------------------------                     Secretary and Treasurer
Douglas P. Klein                                 (principal financial and
                                                  accounting officer)



 /s/  Thomas F. Hartley, Jr.                     Director                                        June 25, 1997
----------------------------
Thomas F. Hartley, Jr



 /s/  Thomas E. Linnen                           Director                                        June 25, 1997
----------------------------
Thomas E. Linnen



 /s/  Ralph F. Palaia                            Director                                        June 25, 1997
----------------------------
Ralph F. Palaia



 /s/  William T. Walker, Jr.                     Director                                        June 25, 1997
----------------------------
William T. Walker, Jr.


/s/  Carmine F.Adimando                          Director                                        June 25, 1997
----------------------------
Carmine F. Adimando

                                       S-1