Form 10-Q
period 1997-06-30
GO VIDEO INC
filed 1997-08-12
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

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

12,143,069 shares of Common Stock were outstanding as of August 8, 1997

                                 GO-VIDEO, INC.

                                      INDEX



                                                                      Page No.

Part I.  FINANCIAL INFORMATION

                  Consolidated Balance Sheets --
                  At June 30, 1997 and March 31, 1997                    3

                  Consolidated Statements of Operations --
                  Three Months Ended June 30, 1997
                  and 1996                                               4

                  Consolidated Statements of Cash Flows --
                  Three Months Ended June 30, 1997 and 1996              5

                  Notes to Consolidated Financial Statements --        6-7

                  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition               8-10

Part II. OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K             10

                  Signatures                                           S-1

                          GO-VIDEO, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

ASSETS                                                                    June 30, 1997          March 31, 1997
                                                                          -------------          --------------
                                                                           (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                       369,578                  302,788
Receivables - less allowance for doubtful accounts of
   $130,000                                                                   5,604,569                7,125,384
Inventories                                                                   6,872,773                5,026,149
Prepaid expenses and other assets                                               158,306                   35,353
                                                                           ------------              -----------

                    Total current assets                                     13,005,226               12,489,674
                                                                           ------------              -----------

EQUIPMENT AND IMPROVEMENTS:

Furniture, fixtures & equipment                                                 568,783                  563,246
Leasehold improvements                                                          208,888                  208,888
Office equipment                                                                668,261                  664,002
Tooling                                                                       1,339,860                1,296,260
                                                                           ------------              -----------
                    Total                                                     2,785,792                2,732,396
Less accumulated depreciation and amortization                                1,745,566                1,595,705
                                                                           ------------              -----------

  Equipment and improvements - net                                            1,040,226                1,136,691
                                                                           ------------              -----------

DUAL-DECK VCR PATENTS, net of amortization of $47,564
   and $45,894, respectively                                                     65,957                   67,626

GOODWILL, net of amortization of $38,354, and $34,092,
   respectively                                                                 132,109                  136,371

OTHER ASSETS                                                                     50,942                   50,942
                                                                           ------------              -----------

TOTAL                                                                      $ 14,294,460              $13,881,304
                                                                           ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                            $ 1,291,007            $   1,226,644
Accrued expenses                                                                857,075                  980,163
Other current liabilities                                                       663,442                1,122,940
Warranty reserve                                                                166,000                  173,000
Line of credit                                                                2,533,378                1,964,103
Income tax payable                                                               10,000                   20,000
                                                                           ------------              -----------


                    Total current liabilities                                 5,520,902                5,486,850
                                                                           ------------              -----------

DEFERRED RENT                                                                    30,356                   29,739
                                                                           ------------              -----------

LONG TERM OBLIGATIONS                                                           158,348                  180,059
                                                                           ------------              -----------

MANDATORY CONVERTIBLE SUBORDINATED DEBT                                       1,058,333                1,058,333
                                                                           ------------              -----------

STOCKHOLDERS' EQUITY:

Common stock $.001 par value - authorized, 50,000,000 shares;
  issued and outstanding, 11,905,785 and
  11,837,285 shares, respectively                                                11,906                   11,837
Additional capital                                                           19,664,602               19,588,421
Accumulated deficit                                                         (12,149,987)             (12,473,935)
                                                                           ------------              -----------

                    Total stockholders' equity                                7,526,521                7,126,323
                                                                           ------------              -----------
TOTAL                                                                       $14,294,460              $13,881,304
                                                                           ============              ===========

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                                                      For The Three
                                                                                  Months Ended June 30,
                                                                                1997                   1996
                                                                               ------                 ------

SALES                                                                      $  9,759,307              $ 8,188,015
COST OF SALES                                                                 7,387,790                6,318,456
                                                                           ------------              -----------
    Gross profit                                                              2,371,517                1,869,559
                                                                           ------------              -----------

OTHER OPERATING COSTS:
 Sales and marketing                                                            870,099                  802,048
 Research and development                                                       359,504                  144,669
 General and administrative expenses                                            701,315                  596,003
                                                                           ------------              -----------
    Total other operating costs                                               1,930,918                1,542,720
                                                                           ------------              -----------
    Operating income                                                            440,599                  326,839
                                                                           ------------              -----------
OTHER REVENUES (EXPENSES):
 Interest income                                                                  1,925                    2,153
 Interest expense                                                              (109,287)                (142,052)
 Other                                                                           (9,292)                     658
                                                                           ------------              -----------
    Total other (expense)                                                      (116,654)                (139,241)
                                                                           ------------              -----------

INCOME BEFORE PROVISION FOR                                                $    323,945              $   187,598
  INCOME TAXES

PROVISION FOR INCOME TAXES                                                        5,000                        0
                                                                           ------------              -----------

NET INCOME                                                                 $    318,945              $   187,598
                                                                           ============              ===========
NET INCOME PER COMMON SHARE                                                $       0.03              $      0.02
                                                                           ============              ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                11,860,222               11,331,012
                                                                           ============              ===========

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                        For the Three
                                                                                    Months Ended June 30,
                                                                                    ---------------------
                                                                                 1997                  1996
                                                                                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $   318,945             $    187,598
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                                            190,333                  146,630
       Loss on sale of equipment                                                  9,845                        0
     Change in operating assets and liabilities
       Receivables                                                            1,520,815                   25,812
       Inventories                                                           (1,846,624)                 893,470
       Prepaid expenses and other assets                                       (122,953)                 (54,152)
       Accounts payable                                                          64,362                 (557,888)
       Accrued expenses                                                        (123,088)                 214,650
       Other current liabilities                                               (459,498)                 (90,021)
       Warranty reserve                                                          (7,000)                  (2,000)
       Other liabilities                                                            619                    3,927
       Income taxes payable                                                     (10,000)                       0
                                                                            -----------             ------------
 Net cash (used) provided in operating activities                              (464,244)                 768,026
                                                                            -----------             ------------

INVESTING ACTIVITIES:
      Equipment and improvement expenditures                                    (92,780)                (201,719)
                                                                            -----------             ------------
       Net cash used in investing activities                                   ( 92,780)                (201,719)
                                                                            -----------             ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                      76,250                        0
     Payment on capital lease obligations                                       (21,711)                 (29,505)
     Net borrowings (repayments) under line of credit                           569,275                 (574,149)
     Payment of financing costs                                                       0                  (25,000)
                                                                            -----------             ------------
     Net cash  provided (used) in financing activities                          623,814                 (628,654)
                                                                            -----------             ------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                        66,790                  (62,347)

CASH AND CASH EQUIVALENTS, beginning of period                                  302,788                  313,916
                                                                            -----------             ------------

CASH AND CASH EQUIVALENTS, end of period                                    $   369,578             $    251,569
                                                                            ===========             ============

SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
     Interest paid                                                          $   109,287             $    117,385
                                                                            ===========             ============

                          GO-VIDEO, INC. AND SUBSIDIARY
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------


GENERAL
-------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal reccurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and changes in its financial position for the periods reported. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Inventories at June 30, 1997 consisted of $657,492 of raw materials and service parts and $6,215,281 of finished goods.

Goodwill of approximately $170,000 resulting from the acquisition of the Company=s Security Products Division is being amortized on the straight line basis over ten years.

The Company is engaged in one business segment, the design, development, marketing and licensing of electronic video communication products. The Company's current primary focus is the design, marketing, sale, and distribution of several models of its Dual-DeckJ videocassette recorder. For the three months ended June 30, 1997, Sam's Club, Costco Warehouse, and Circuit City represented 21%, 15%, and 12% of the Company's revenue respectively. Accounts receivable from Sam's Club, Costco Warehouse, and Circuit City were $1,417,659, $846,398, and $908,781 respectively at June 30, 1997. Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 "Earnings Per Share" which is effective for both interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of the standard will have a significant effect on previously reported earnings per share.

The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosure about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting certain items currently reported in the common stock equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on the Company's financial statments. The "Disclosure about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1997 are as follows:

                          Deferred Tax Assets:
                          Current-reserves not currently
                                deductible                            $ 516,000
                          Noncurrent:
                             Differences between book & tax
                                basis of property                     $ 254,000
                             Operating loss carryforwards             6,787,000
                             Tax credit carryforwards                   189,000
                             Other intangibles                           95,000
                                                                     -----------

                          Net Deferred Tax Asset                      7,841,000

                          Valuation Allowance                        (7,841,000)
                                                                     -----------

                          Net Deferred Asset                         $    -0-
                                                                     ===========


The information presented within the financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal year ended March 31, 1997, and March 31, 1996, the eight month transition period ended March 31, 1995, and the fiscal year ended July 31, 1994 and AManagement's Discussion and Analysis of Financial Condition and Results of Operations" from the 1997 Annual Report on Form 10-K.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended June 30, 1997  compared  with the three months ended June 30,
--------------------------------------------------------------------------------
1996:
-----

Net sales increased 19.2% to $9.8 million during the three months ended June 30, 1997 from $8.2 million during the three months ended June 30, 1996. The increase in net sales was primarily due to a 44% increase in net units sold for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, offset in part by a 17% decrease in average revenue per unit for the two periods. The increase in net units sold was primarily due to increased demand for the Company=s lowest-priced Dual-Deck VCR model. This lowest-priced model, which sold at most retail locations for approximately 20% below the comparable model it replaced, was available for sale for only one month of the three months ended June 30, 1996. Net sales of the Company=s Security Products Division were less than 5% of total net sales for the three months ended June 30, 1997.

Gross profit was $2.4 million and $1.9 million for the three months ended June 30, 1997 and 1996, respectively, representing a 26.8% increase in gross profit dollars. Gross profit as a percentage of net sales increased to 24.3% for the three month period ended June 30, 1997 from 22.8% for the three month period ended June 30, 1996. The increase in gross profit as a percentage of sales was primarily due to higher sales margins realized on its current Dual-Deck VCR model lines due to reduced manufacturing costs from both of the Company's suppliers.

Sales and marketing expense increased 8.5% to $0.9 million for the three months ended June 30, 1997 from $0.8 million for the three months ended June 30, 1996. As a percentage of sales, sales and marketing expenses deceased from 9.8% in the three months ended June 30, 1996, to 8.9% in the three months ended June 30, 1997. The increase in sales and marketing expense was primarily due to increased commission expense due to higher sales offset in part by reduced market development funds during the three months ended June 30, 1997.

Research and development expenses increased 148.5% to $0.4 million for the three months ended June 30, 1997 from $0.1 million for the three months ended June 30, 1996. As a percentage of sales, research and development expenses increased from 1.8% in the three months ended June 30, 1996 to 3.7% for the three months ended June 30, 1997. The increase in research and development expenses was due primarily to expenses incurred in connection with the Company=s development of digital direct view televisions.

General and administrative expenses increased 17.7% to $0.7 million for the three months ended June 30, 1997 from $0.6 million for the three months ended June 30, 1996. As a percentage of net sales, general and administrative expense decreased from 7.3% for the three months ended June 30, 1996 to 7.2% for the three months ended June 30, 1997.

As a result of the above, the Company recorded operating profit of $440,599 for the three months ended June 30, 1997 compared with operating profit of $326,839 for the three months ended June 30, 1996. The Company recorded net other expense of $116,654 for the three months ended June 30, 1997 compared with net other expense of $139,241 for the same period of the prior year. The decrease in net other expense was primarily due to reduced interest expense resulting from a lower interest rate on the Company's line of credit and lower letter of credit fees.

Net income for the three months ended June 30, 1997 was $318,945 compared with net income of $187,598 for the three months ended June 30, 1996. The Company recorded a provision for income taxes of $5,000 for the three months ended June 30, 1997 representing its alternative minimum tax liability. The Company did not recognize income tax expense for the three months ended June 30, 1996 due to its net operating loss carryforwards.

Seasonality
-----------

The Company's primary product lines compete within the consumer electronics industry, which generally experiences seasonality in sales. Accordingly, the Company generally expects to experience peaks in its sales from September through January, which covers the holiday selling season.

Future Results
--------------

The Company's expectations for results of operations and other forward-looking statements contained in this report on Form 10-Q involve a number of risks and uncertainties. Among the factors that could affect future operating results are the following: business conditions and general economic conditions; competitive factors, such as the pricing and marketing efforts of rival companies; timing of product introductions; success of competing technologies; ability to negotiate reduced product costs; and the pace and success of product research and development, particularly with overseas distributors of the Dual-Deck and the direct view digital television development with Loewe Opta GmbH.

Capital Resources and Liquidity
-------------------------------

Net cash used in operating activities was $0.5 million for the three months ended June 30, 1997 compared to cash provided by operations of $0.7 million for the three months ended June 30, 1996. The more significant factors comprising the net cash used were a $1.8 million increase in inventories and a $0.5 million decrease in other current liabilities offset in part by a $1.5 million decrease in accounts receivable. The increase in the inventory balance from March 31, 1997 to June 30, 1997 was primarily due to increased transit inventory at June 30, 1997. The decrease in accounts receivable was primarily due to the timing of shipments in March 1997 which were weighted heavily toward the end of the period, as the Company's average collection experience has generally remained consistent.

The Company had net working capital of $7.5 million and $7.0 million at June 30, 1997 and March 31, 1997, respectively. At June 30, 1997, the Company's current ratio (the ratio of current assets to current liabilities) was 2.3 to 1.

The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables. The financing agreement was entered into in October 1992 and was last amended in November 1996. The maximum line of credit, as amended, is $14.0 million, limited by a borrowing base determined by specific inventory and receivable balances and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of three years with a prepayment (if applicable) fee of 1.0%. Loans are priced at prime plus 1.0%. The lender is collateralized by all assets of the Company. The unused and available line of credit at June 30, 1997 was approximately $3.7 million. The Company capitalized $0.5 million of closing costs related to the origination and amendment of the financing agreement. These costs were fully amortized at June 30, 1997. Management believes its current financial resources to be adequate to support operations over the next twelve months.

The Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders in August 1996. The notes must be converted to common stock within three years. As of June 30, 1997, $250,000 of the notes had been converted into common stock.

The Company expects to continue its current rate of research and development expenses related to the digital direct view television project with Loewe Opta and the continued development and enhancement of its Dual Deck VCR model lines, including models designed solely for international distribution. The Company expects to incur fees totaling approximately $2.3 million for the exclusive right to market and distribute Loewe Opta direct view televisions in North America after completion of a commercial agreement between the two companies. The payment, as now structured, would be due in installments through August 1998 with the first payment payable upon ratification of the commercial agreement.

The Company leases a 33,000 square foot executive office and warehouse facility in north Scottsdale, Arizona, which is fully utilized, in good condition, and adequate for the Company=s needs. The lease began in January 1996 and has a term of seven years, with one three year extension at the option of the Company.

Inflation
---------

Inflation has had no material effect on the Company's operations or financial condition.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a. The following exhibit is filed as part of this Report:

Exhibit No.                                          Description
-----------                                          -----------

27                                                   Financial Data Schedule

b. Reports on Form 8-K

NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GO-VIDEO, INC. (Registrant)


Date: August 8, 1997           By   /S/ ROGER B. HACKETT
                                  --------------------------------
                                        Roger B. Hackett
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President and Chief Operating Officer



Date: August 8, 1997           By   /S/ DOUGLAS P. KLEIN
                                  --------------------------------
                                        Douglas P. Klein
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (principal financial and
                                           accounting officer)
                                       S-1