Form 10-Q
period 1997-09-30
GO VIDEO INC
filed 1997-11-13
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------
Commission File No. 2-331855

                                 Go-Video, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                   86-0492122
         --------                                                   ------------
(State of Incorporation)                                            (IRS E.I.N.)

7835 East McClain Drive, Scottsdale, Arizona                         85260
--------------------------------------------                         -----
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

12,242,589 shares of Common Stock were outstanding as of November 7, 1997

                                 GO-VIDEO, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

                  Consolidated Balance Sheets --
                  At September 30, 1997 and March 31, 1997                 3

                  Consolidated Statements of Operations --
                  Three and Six months Ended September 30, 1997
                  and 1996                                                 4

                  Consolidated Statements of Cash Flows --
                  Six Months Ended September 30, 1997 and 1996            5-6

                  Notes to Consolidated Financial Statements -            7-8

                  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                   9-12

Part II. OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K                13

                  Signatures                                              S-1

                          GO-VIDEO, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

ASSETS                                                         September 30, 1997     March 31, 1997
                                                               ------------------     --------------
                                                                  (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                       $    556,181          $    302,788
Receivables - less allowance for doubtful accounts of
   $130,000                                                        8,386,707             7,125,384
Inventories                                                       11,670,909             5,026,149
Prepaid expenses and other assets                                    271,886                35,353
                                                                ------------          ------------

                    Total current assets                          20,885,683            12,489,674
                                                                ------------          ------------

EQUIPMENT AND IMPROVEMENTS:

Furniture, fixtures & equipment                                      585,114               563,246
Leasehold improvements                                               208,888               208,888
Office equipment                                                     749,110               664,002
Tooling                                                            1,344,260             1,296,260
                                                                ------------          ------------
                    Total                                          2,887,372             2,732,396
Less accumulated depreciation and amortization                     1,966,672             1,595,705
                                                                ------------          ------------

  Equipment and improvements - net                                   920,700             1,136,691
                                                                ------------          ------------

DUAL-DECK VCR PATENTS, net of amortization of $49,233
   and $45,894, respectively                                          64,288                67,626

GOODWILL, net of amortization of $42,616, and $34,092,
   respectively                                                      127,847               136,371

MARKET EXCLUSIVITY FEE                                               729,800                     0

OTHER ASSETS                                                          56,627                50,942
                                                                ------------          ------------

TOTAL                                                           $ 22,784,945          $ 13,881,304
                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                $  2,311,581          $  1,226,644
Accrued expenses                                                   1,251,703               980,163
Other current liabilities                                          1,363,877             1,122,940
Warranty reserve                                                     158,000               173,000
Line of credit                                                     8,127,867             1,964,103
Income tax payable                                                     8,000                20,000
                                                                ------------          ------------


                    Total current liabilities                     13,221,028             5,486,850
                                                                ------------          ------------

DEFERRED RENT                                                         32,210                29,739
                                                                ------------          ------------

LONG TERM OBLIGATIONS                                                136,219               180,059
                                                                ------------          ------------

MANDATORY CONVERTIBLE SUBORDINATED DEBT                              846,667             1,058,333
                                                                ------------          ------------

STOCKHOLDERS' EQUITY:

Common stock $.001 par value - authorized, 50,000,000 shares;
  issued and outstanding, 12,242,589 and
  11,837,285 shares, respectively                                     12,243                11,837
Additional capital                                                19,994,704            19,588,421
Accumulated deficit                                              (11,458,126)          (12,473,935)
                                                                ------------          ------------

                    Total stockholders' equity                     8,548,821             7,126,323
                                                                ------------          ------------
TOTAL                                                           $ 22,784,945          $ 13,881,304
                                                                ============          ============

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (unaudited)

                                               For The Three                    For The Six
                                         Months Ended September 30,      Months Ended September 30,
                                         --------------------------      --------------------------
                                             1997            1996            1997            1996
                                             ----            ----            ----            ----
SALES                                   $ 12,325,084    $  9,393,147    $ 22,084,390    $ 17,581,162
COST OF SALES                              9,207,591       7,254,281      16,595,380      13,572,737
                                        ------------    ------------    ------------    ------------
          Gross profit                     3,117,493       2,138,866       5,489,010       4,008,425
                                        ------------    ------------    ------------    ------------

OTHER OPERATING COSTS:
 Sales and marketing                       1,238,393         972,480       2,108,491       1,774,527
 Research and development                    157,622         122,537         517,126         267,206
 General and administrative                  853,930         578,653       1,555,245       1,174,656
                                        ------------    ------------    ------------    ------------
          Total other operating costs      2,249,945       1,673,670       4,180,862       3,216,389
                                        ------------    ------------    ------------    ------------
          Operating income                   867,548         465,196       1,308,148         792,036
                                        ------------    ------------    ------------    ------------
OTHER (EXPENSE) REVENUES:
 Interest income                               2,334           9,702           4,259          11,855
 Interest expense                           (168,720)       (182,586)       (278,007)       (324,637)
 Other income (expense)                          699             480          (8,594)          1,138
                                        ------------    ------------    ------------    ------------
          Total other expense               (165,687)       (172,404)       (282,342)       (311,644)
                                        ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR                  701,861         292,792       1,025,806         480,392
   INCOME TAXES

PROVISION FOR INCOME TAXES                    10,000               0          15,000               0
                                        ------------    ------------    ------------    ------------

NET INCOME                              $    691,861    $    292,792    $  1,010,806    $    480,392
                                        ============    ============    ============    ============

NET INCOME  PER COMMON SHARE            $        .06    $        .03    $        .08    $        .04
                                        ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                       12,107,305      11,331,012      11,984,439      11,331,012
                                        ============    ============    ============    ============

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                  For the Six
                                                            Months Ended September 30,
                                                            --------------------------
                                                                1997           1996
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $ 1,010,806    $   480,392
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                            418,750        320,491
       Loss on sale of equipment                                 10,321          3,000
     Change in operating assets and liabilities
       Receivables                                           (1,261,323)    (1,594,733)
       Inventories                                           (6,644,760)    (1,815,104)
       Prepaid expenses and other assets                       (236,533)      (123,631)
       Other assets                                              (5,685)          (980)
       Accounts payable                                       1,084,937       (247,983)
       Accrued expenses                                        (127,160)       331,338
       Other current liabilities                                639,637        (57,002)
       Warranty reserve                                         (15,000)        11,000
       Other long-term liabilities                                2,471          7,809
       Income taxes payable                                     (12,000)             0
                                                            -----------    -----------
 Net cash used in operating activities                       (5,135,539)    (2,685,403)
                                                            -----------    -----------

INVESTING ACTIVITIES:
      Market exclusivity fee                                   (729,800)             0
      Equipment and improvement expenditures                   (201,217)      (244,888)
                                                            -----------    -----------
       Net cash used in investing activities                   (931,017)      (244,888)
                                                            -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                     200,025              0
     Payment on capital lease obligations                       (43,840)       (48,323)
     Net borrowings under line of credit                      6,163,764      1,732,855
     Proceeds from issuance of mandatory convertible debt             0      1,350,000
     Payment of financing costs                                       0        (25,000)
                                                            -----------    -----------
     Net cash provided in financing activities                6,319,949      3,009,532
                                                            -----------    -----------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                       253,393         79,241

CASH AND CASH EQUIVALENTS, beginning of period                  302,788        313,916
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                    $   556,181    $   393,157
                                                            ===========    ===========

SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
     Interest paid                                          $   278,007    $   324,637
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
  Conversion of subordinated debt and accrued interest
    to common stock                                         $   211,666
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

Inventories at September 30, 1997 consisted of $918,939 of raw materials and service parts and $10,751,970 of finished goods.

The Market Exclusivity Fee of approximately $730,000 represents the first installment of a fee to be paid by the Company to Loewe Opta GmbH for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The total fee will be amortized on a straight line basis over the initial term of the agreement which ends on January 1, 2003. Amortization will begin with deliveries of product to Go-Video, Inc anticipated for the third quarter of fiscal 1999.

Goodwill of approximately $170,000 resulting from the acquisition of the Company's Security Products Division in April 1995 is being amortized on the straight line basis over ten years.

The Company is engaged in one business segment, the design, development, marketing and licensing of electronic video communication products. The Company's current primary focus is the design, marketing, sale, and distribution of several models of its Dual-Deck videocassette recorder. For the six months ended September 30, 1997, Sam's Club, Circuit City, and Costco Warehouse represented 23%, 14%, and 12% of the Company's revenue respectively. Accounts receivable from Sam's Club, Circuit City, and Costco Warehouse were $1,674,307, $1,359,448, and $1,043,874 respectively at September 30, 1997.

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

The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosure about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the stockholder's equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on the Company's financial statements. The "Disclosure about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of September 30, 1997 are as follows:

                 Deferred Tax Assets:
                 Current-reserves not currently
                       deductible                           $  516,000
                 Noncurrent:
                    Differences between book & tax
                       basis of property                    $  254,000
                    Operating loss carryforwards             6,787,000
                    Tax credit carryforwards                   189,000
                    Other intangibles                           95,000
                                                            ----------

                 Net Deferred Tax Asset                      7,841,000

                 Valuation Allowance                        (7,841,000)
                                                            ----------

                 Net Deferred Asset                         $       -0-
                                                            ==========


The information presented within the financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal year ended March 31, 1997, and March 31, 1996 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the 1997 Annual Report on Form 10-K.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three  months  ended  September  30, 1997  compared  with the three months ended
--------------------------------------------------------------------------------
September 30, 1996:
-------------------

Net sales increased 31.2% to $12.3 million during the three months ended September 30, 1997 from $9.4 million during the three months ended September 30, 1996. The increase in net sales was primarily due to a 39% increase in net units sold of Dual-Deck VCR's (DDVCR's) for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, offset in part by a 6% decrease in average revenue per unit for the two periods. The increase in net units sold was primarily due to increased demand for the Company's current model line of DDVCR's and the expansion of sales into warehouse clubs. Net sales of the Company's Security Products Division were less than 5% of total net sales for the three months ended September 30, 1997.

Gross profit was $3.1 million and $2.1 million for the three months ended September 30, 1997 and 1996, respectively, representing a 45.8% increase in gross profit dollars. Gross profit as a percentage of net sales increased to 25.3% for the three month period ended September 30, 1997 from 22.8% for the three month period ended September 30, 1996. The increase in gross profit as a percentage of sales was primarily due to higher sales margins realized on the Company's current DDVCR model lines due to reduced manufacturing costs from both of the Company's contract manufacturers, offset in part by lower average selling prices, and a more favorable product sales mix which included a higher percentage of the Company's higher margin DDVCR models during the three months ending September 30, 1997.

Sales and marketing expense increased 27.3% to $1.2 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996. As a percentage of sales, sales and marketing expenses decreased from 10.4% in the three months ended September 30, 1996, to 10.0% in the three months ended September 30, 1997. The increase in sales and marketing expense was primarily due to increased commission expense due to higher sales and increased market development and cooperative advertising funds during the three months ended September 30, 1997. Several of the Company's customers have recently reported financial results that cause concern about their credit worthiness. Should these trends continue or accelerate, the Company may be required to increase its reserve for doubtful accounts. Sales to these customers were approximately 5% of the Company's total sales for the three months ended September 30, 1997 and 8% of accounts receivable as of September 30, 1997.

Research and development expenses increased 28.6% to $0.2 million for the three months ended September 30, 1997 from $0.1 million for the three months ended September 30, 1996. As a percentage of sales, research and development expenses was 1.3% for the three months ended September 30, 1996 and 1997. The increase in research and development expenses were primarily due to increased compensation and travel expenses during the three months ended September 30, 1997.

General and administrative expenses increased 47.6% to $0.9 million for the three months ended September 30, 1997 from $0.6 million for the three months ended September 30, 1996. As a percentage of net sales, general and administrative expenses increased from 6.2% for the three months ended September 30, 1996 to 6.9% for the three months ended September 30, 1997. The increase in general and administrative expenses was primarily due to increased compensation expense and increased travel expense during the three months ended September 30, 1997.

As a result of the above, the Company recorded operating profit of $867,548 for the three months ended September 30, 1997 compared with operating profit of $465,196 for the three months ended September 30, 1996. The Company recorded net other expense of $165,687 for the three months ended September 30, 1997 compared with net other expense of $172,404 for the same period of the prior year.

Net income for the three months ended September 30, 1997 was $691,861 compared with net income of $292,792 for the three months ended September 30, 1996. The Company recorded a provision for income taxes of $10,000 for the three months ended September 30, 1997 representing its estimated alternative minimum tax liability. The Company did not recognize income tax expense for the three months ended September 30, 1996 due to its net operating loss carryforwards.

Six months ended September 30, 1997 compared with the six months ended September
--------------------------------------------------------------------------------
30, 1996:
---------

Net sales increased 25.6% to $22.1 million during the six months ended September 30, 1997 from $17.6 million during the six months ended September 30, 1996. The increase in net sales was primarily due to a 42% increase in net units of DDVCR's sold for the six months ended September 30, 1997 compared to the six months ended September 30, 1996, offset in part by a 12% decrease in average revenue per unit for the two periods. The increase in net units sold was primarily due to increased demand for the Company's current model line of
DDVCR's,   particularly  the  Company's  lowest-priced  DDVCR  models,  and  the expansion of sales into warehouse clubs. Net sales of the Company's Security Products Division were less than 5% of total net sales for the six months ended September 30, 1997.

Gross profit was $5.5 million and $4.0 million for the six months ended September 30, 1997 and 1996, respectively, representing a 36.9% increase in gross profit dollars. Gross profit as a percentage of net sales increased to 24.9% for the six month period ended September 30, 1997 from 22.8% for the six month period ended September 30, 1996. The increase in gross profit as a percentage of sales was primarily due to higher sales margins realized on its current DDVCR model lines due to reduced manufacturing costs from both of the Company's contract manufacturers, offset in part by lower average selling prices during the six months ended September 30, 1997.

Sales and marketing expense increased 18.8% to $2.1 million for the six months ended September 30, 1997 from $1.8 million for the six months ended September 30, 1996. As a percentage of sales, sales and marketing expenses decreased from 10.1% in the six months ended September 30, 1996, to 9.5% in the six months ended September 30, 1997. The increase in sales and marketing expense was primarily due to increased commission expense due to higher sales and increased salaries and wages expense due to the addition of sales personnel during the six months ended September 30, 1997. Several of the Company's customers have recently reported financial results that cause concern about their credit worthiness. Should these trends continue or accelerate, the Company may be required to increase its reserve for doubtful accounts. Sales to these customers were approximately 5% of the Company's total sales for the six months ended September 30, 1997 and 8% of accounts receivable as of September 30, 1997.

Research and development expenses increased 93.5% to $0.5 million for the six months ended September 30, 1997 from $0.3 million for the six months ended September 30, 1996. As a percentage of sales, research and development expenses increased from 1.5% for the six months ended September 30, 1996 to 2.3% for the six months ended September 30, 1997. The increase in research and development expenses was primarily due to expenses incurred in connection with the Company's development of digital direct view televisions.

General and administrative expenses increased 32.4% to $1.6 million for the six months ended September 30, 1997 from $1.2 million for the six months ended September 30, 1996. As a percentage of net sales, general and administrative expense increased from 6.7% for the six months ended September 30, 1996 to 7.0% for the six months ended September 30, 1997. The increase in general and administrative expense was primarily due to increased compensation expense and increased travel expense during the six months ended September 30, 1997.

As a result of the above, the Company recorded operating profit of $1,304,148 for the six months ended September 30, 1997 compared with operating profit of $792,036 for the six months ended September 30, 1996. The Company recorded net other expense of $282,342 for the six months ended September 30, 1997 compared with net other expense of $311,644 for the same period of the prior year.

Net income for the six months ended September 30, 1997 was $1,010,806 compared with net income of $480,392 for the six months ended September 30, 1996. The Company recorded a provision for income taxes of $15,000 for the six months ended September 30, 1997 representing its estimated alternative minimum tax liability. The Company did not recognize income tax expense for the six months ended September 30, 1996 due to its net operating loss carryforwards.

Seasonality
-----------

The Company's primary product lines compete within the consumer electronics industry, which generally experiences seasonality in sales. Accordingly, the Company generally expects to experience peaks in its sales from September through December, which covers the holiday selling season.

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

Capital Resources and Liquidity
-------------------------------

Net cash used in operating activities was $5.1 million for the six months ended September 30, 1997 compared to cash used in operations of $2.7 million for the three months ended September 30, 1996. The more significant factors comprising the net cash used were a $6.6 million increase in inventories and a $1.3 million increase in accounts receivables offset in part by a $1.1 million increase in accounts payable. The increase in the inventory balance from March 31, 1997 to September 30, 1997 was primarily due to increased inventory on hand ordered for the holiday selling season, which was received earlier in the six month period ending September 30, 1997 than the comparable period ending March 31, 1997. The increase in accounts receivable was primarily due to the timing of shipments for the six month period ending September 30, 1997 which were weighted more heavily toward the end of the period, as the Company's average collection experience has generally remained consistent.

The Company had net working capital of $7.7 million and $7.0 million at September 30, 1997 and March 31, 1997, respectively. At September 30, 1997, the Company's current ratio (the ratio of current assets to current liabilities) was
1.6 to 1.

The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables, which the Company currently funds through a line of credit with Congress Financial. The financing agreement was entered into in October 1992 and was last amended in November 1996. The maximum line of credit, as amended, is $14.0 million, limited by a borrowing base determined by specific inventory and receivable balances and provides for cash loans, letters of credit and acceptances. The agreement, as amended expires in November 1999 with a prepayment (if applicable) fee of 1.0%. Loans are priced at the lender's prime lending rate plus 1.0%. The lender is collateralized by all assets of the Company. The unused and available line of credit at September 30, 1997 was approximately $3.1 million. The Company capitalized $0.5 million of closing costs related to the origination and amendment of the financing agreement. These costs were fully amortized at September 30, 1997. Management believes its current financial resources to be adequate to support operations over the next twelve months.

The Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders in August 1996. The notes must be converted to common stock within three years. Notes oustanding after August 1999 must be converted to common stock at the option of the Company. As of September 30, 1997, $500,000 of the notes had been converted into common stock.

The Company entered into an agreement with Loewe Opta GmbH to develop and market a line of television products designed specifically for the North American Market. The initial agreement is effective through January 1, 2003 with built in five year extensions. The Company will incur fees totaling $1.7 million and Deutsche Marks 1,050,000 (approximately $615,000 as of November 7, 1997) for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The payment, as structured, is due in installments through August 1998. The Company expects to receive the first shipments of product from Loewe during the third quarter of its fiscal year 1999.

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

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on August 28, 1997. There were present at the Annual Meeting, either in person or by proxy, 9,673,119 shares, which constituted a quorum. At the meeting, shareholders approved the election of three directors, and approved an amendment to the Go-Video Inc. 1993 Employee Stock Option Plan :

          Item 1: Election of the following directors:
                                                For         Against      Abstain
                                                ---         -------      -------
                   Thomas F. Hartley         9,470,399         0         200,720
                   Carmine F. Adimando       9,470,099         0         203,020
                   Ralph F. Palaia           9,470,599         0         202,520


          Item 2: Approval of amendment to the Go-Video, Inc. 1993 Employee Stock Option Plan.

                   For              Against          Abstain
                   ---              -------          -------
                   8,529,712        173,565          1,014,842

There were no broker non-votes. The continuing directors are Roger B. Hackett, Thomas E. Linnen, and William T. Walker Jr.

Item 6.  Exhibits and Reports on Form 8-K

a. The following exhibit is filed as part of this Report:

Exhibit No.                   Description

10.30 Development, Marketing, and Distribution Agreement between Go-Video Inc. and Loewe Opta GmbH dated January 1, 1997.

27                            Financial Data Schedule

b. Reports on Form 8-K

NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GO-VIDEO, INC. (Registrant)


Date: November 7, 1997                  By   /S/ ROGER B. HACKETT
                                           ----------------------------------
                                        Roger B. Hackett
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President and Chief Operating Officer



Date: November 7, 1997                  By   /S/ DOUGLAS P. KLEIN
                                           ----------------------------------
                                        Douglas P. Klein
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer
                                        (principal financial and
                                           accounting officer)