Form 10-Q
period 1997-12-31
GO VIDEO INC
filed 1998-02-13
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

12,539,189 shares of Common Stock were outstanding as of February 12, 1998

                                 GO-VIDEO, INC.

                                      INDEX



                                                                       Page No.
                                                                       --------

         Part I.  FINANCIAL INFORMATION

                  Consolidated  Balance Sheets -- At December 31,
                  1997 and March 31, 1997                                   3

                  Consolidated  Statements of Operations -- Three
                  and Nine  Months  Ended  December  31, 1997 and
                  1996                                                      4

                  Consolidated  Statements  of Cash Flows -- Nine
                  Months Ended December 31, 1997 and 1996                 5-6

                  Notes to  Consolidated  Financial  Statements -        7-10

                  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                 11-14

         Part II. OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K                 15

                  Signatures                                              S-1

                          GO-VIDEO, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

ASSETS                                                            December 31, 1997     March 31, 1997
                                                                  -----------------     --------------
                                                                     (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                           $    338,630         $    302,788
Receivables - less allowance for doubtful accounts of
   $450,000 and $130,000 respectively                                  6,838,173            7,125,384
Inventories                                                            6,884,119            5,026,149
Prepaid expenses and other assets                                        101,877               35,353
                                                                    ------------         ------------

                    Total current assets                              14,162,799           12,489,674
                                                                    ------------         ------------

EQUIPMENT AND IMPROVEMENTS:

Furniture, fixtures & equipment                                          586,689              563,246
Leasehold improvements                                                   210,230              208,888
Office equipment                                                         781,703              664,002
Tooling                                                                1,344,260            1,296,260
                                                                    ------------         ------------
                    Total                                              2,922,882            2,732,396
Less accumulated depreciation and amortization                         2,031,192            1,595,705
                                                                    ------------         ------------

  Equipment and improvements - net                                       891,689            1,136,691
                                                                    ------------         ------------

DUAL-DECK VCR PATENTS, net of amortization of $49,233
   and $45,894, respectively                                              62,618               67,626

GOODWILL, net of amortization of $42,616, and $34,092,
   respectively                                                          123,586              136,371

MARKET EXCLUSIVITY FEE                                                   974,248                    0

OTHER ASSETS                                                              57,646               50,942
                                                                    ------------         ------------

TOTAL                                                               $ 16,272,586         $ 13,881,304
                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                    $    277,937         $  1,226,644
Accrued expenses                                                       1,323,242              980,163
Other current liabilities                                              1,092,330            1,122,940
Warranty reserve                                                         126,000              173,000
Line of credit                                                         2,571,799            1,964,103
Income tax payable                                                         3,000               20,000
                                                                    ------------         ------------


                    Total current liabilities                          5,394,308            5,486,850
                                                                    ------------         ------------

DEFERRED RENT                                                             34,062               29,739
                                                                    ------------         ------------

LONG TERM OBLIGATIONS                                                    113,664              180,059
                                                                    ------------         ------------

MANDATORY CONVERTIBLE SUBORDINATED DEBT                                  793,750            1,058,333
                                                                    ------------         ------------

STOCKHOLDERS' EQUITY:

Common stock $.001 par value - authorized, 50,000,000 shares;
  issued and outstanding, 12,494,439 and
  11,837,285 shares, respectively                                         12,494               11,837
Additional capital                                                    20,309,184           19,583,419
Accumulated deficit                                                  (10,384,876)         (12,468,933)
                                                                    ------------         ------------

                    Total stockholders' equity                         9,936,802            7,126,323
                                                                    ------------         ------------
TOTAL                                                               $ 16,272,586         $ 13,881,304
                                                                    ============         ============

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (unaudited)

                                                 For The Three                   For The Nine
                                           Months Ended December 31,       Months Ended December 31,
                                           -------------------------       -------------------------
                                             1997            1996            1997            1996
                                             ----            ----            ----            ----

SALES                                    $ 14,207,693    $ 11,676,234    $ 36,292,084    $ 29,257,396
COST OF SALES                              10,448,312       8,333,117      27,043,694      21,905,854
                                         ------------    ------------    ------------    ------------
          Gross profit                      3,759,381       3,343,117       9,248,390       7,351,542
                                         ------------    ------------    ------------    ------------

OTHER OPERATING COSTS:
 Sales and marketing                        1,584,704       1,136,385       3,693,195       2,910,912
 Research and development                     138,686         131,956         655,812         399,163
 General and administrative                   730,176         729,442       2,285,420       1,904,099
                                         ------------    ------------    ------------    ------------
          Total other operating costs       2,453,566       1,997,784       6,634,427       5,214,174
                                         ------------    ------------    ------------    ------------
          Operating income                  1,305,815       1,345,333       2,613,963       2,137,368
                                         ------------    ------------    ------------    ------------
OTHER (EXPENSE) REVENUES:
 Interest income                                2,408           2,454           6,667          14,308
 Interest expense                            (215,072)       (258,014)       (493,079)       (582,651)
 Other income (expense)                           100         (33,083)         (8,494)         31,944
                                         ------------    ------------    ------------    ------------
          Total other expense                (212,564)       (288,643)       (494,906)       (600,287)
                                         ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR                 1,093,251       1,056,690       2,119,057       1,537,081
   INCOME TAXES

PROVISION FOR INCOME TAXES                     20,000          20,000          35,000          20,000
                                         ------------    ------------    ------------    ------------

NET INCOME                               $  1,073,251    $  1,036,690    $  2,084,057    $  1,517,081
                                         ============    ============    ============    ============

NET INCOME  PER COMMON SHARE             $        .09    $        .09    $        .17    $        .13
                                         ============    ============    ============    ============

NET INCOME PER COMMON SHARE-
ASSUMING DILUTION                        $        .08    $        .09    $        .16    $        .13
                                         ============    ============    ============    ============

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                  For the Nine
                                                                           Months Ended December 31,
                                                                           -------------------------
                                                                            1997              1996
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $ 2,084,056       $ 1,517,081
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                                        494,200           470,317
       Loss on sale of equipment                                             10,320             3,000
     Change in operating assets and liabilities
       Receivables                                                          287,212           642,212
       Inventories                                                       (1,857,970)           25,724
       Prepaid expenses and other assets                                    (66,524)          (78,302)
       Other assets                                                          (6,705)           33,020
       Accounts payable                                                    (948,707)       (1,353,161)
       Accrued expenses                                                     343,079           191,199
       Other current liabilities                                            (30,610)         (158,681)
       Warranty reserve                                                     (47,000)           14,000
       Other long-term liabilities                                            4,325           (49,834)
       Income taxes payable                                                 (17,000)           20,000
                                                                        -----------       -----------
 Net cash provided by operating activities                                  248,676         1,276,575
                                                                        -----------       -----------

INVESTING ACTIVITIES:
      Market exclusivity fee                                               (974,248)                0
      Equipment and improvement expenditures                               (236,726)         (291,893)
                                                                        -----------       -----------
       Net cash used in investing activities                             (1,210,974)         (291,893)
                                                                        -----------       -----------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                 456,839            44,995
     Payment on capital lease obligations                                   (66,395)          (35,489)
     Net borrowings (payments) under line of credit                         607,696        (2,430,330)
     Proceeds from issuance of mandatory convertible debt                         0         1,350,000
     Payment of financing costs                                                   0           (25,000)
                                                                        -----------       -----------
     Net cash provided (used) by financing activities                       998,140        (1,095,824)
                                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                    35,842          (111,142)

CASH AND CASH EQUIVALENTS, beginning of period                              302,788           313,916
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                $   338,630       $   202,774
                                                                        ===========       ===========

SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
     Interest paid                                                      $   493,079       $   582,641
                                                                        ===========       ===========
     Income tax paid                                                    $    52,000       $         0
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
   Conversion of subordinated debt and accrued interest
     to common stock                                                    $   264,583
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

Inventories at December 31, 1997 consisted of $654,563 of raw materials and service parts and $6,229,556 of finished goods.

The Market Exclusivity Fee of approximately $974,000 represents the first four installments of a fee to be paid by the Company to Loewe Opta GmbH for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The total fee will be amortized on a straight line basis over the initial term of the agreement which ends on January 1, 2003. Amortization will begin with deliveries of product to the Company, anticipated for the third quarter of fiscal 1999.

Goodwill of approximately $170,000 resulting from the April 1995 acquisition of the predecesor to the Company's Security Products Division is being amortized on the straight line basis over ten years.

The Company is engaged in one business segment, the design, development, marketing and licensing of electronic video communication products. The Company currently derives most of its revenues from the design, marketing, sale, and distribution of several models of its Dual-Deck videocassette recorder. For the nine months ended December 31, 1997, Sam's Club, Circuit City, and Costco Warehouse represented 24%, 14%, and 10% of the Company's revenue respectively. Accounts receivable from Sam's Club, Circuit City, and Costco Warehouse were $1,410,305, $1,012,903, and $600,811, respectively, at December 31, 1997.

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

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1997 are as follows:

             Deferred Tax Assets:
             Current-reserves not currently
                   deductible                          $   456,000
             Noncurrent:
                Differences between book & tax
                   basis of property                   $   244,000
                Operating loss carryforwards             6,787,000
                Tax credit carryforwards                   189,000
                Other intangibles                           95,000
                                                       -----------

             Net Deferred Tax Asset                      7,771,000

             Valuation Allowance                        (7,771,000)
                                                       -----------

             Net Deferred Asset                        $       -0-
                                                       ===========

SFAS No.128, "Earnings Per Share", requires a reconciliation of the numerator and denominators of basic and diluted earnings per share as follows:

                                                          For the Three Months Ended December 31, 1997
                                                          --------------------------------------------
                                                            Income            Shares         Per-Share
                                                         (Numerator)       (Denominator)       Amount
                                                         -----------       -------------       ------

Basic EPS
Income available to                                       $1,073,251         12,459,072         $.09
                                                                                                ====
  Common stockholders

Effect of Dilutive Securities
Options and Warrants                                                            987,314
Convertible Subordinated Notes                                18,000            783,333
                                                          ----------         ----------

Diluted EPS
Income available to common
   stockholders & assumed conversions                     $1,091,251         14,229,719         $.08
                                                          ==========         ==========         ====

Options and warrants to purchase 593,050 shares of common stock at various prices were outstanding during the three months ended December 31, 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average price of the common shares.

                                                          For the Nine Months Ended December 31, 1997
                                                          -------------------------------------------
                                                            Income            Shares         Per-Share
                                                         (Numerator)       (Denominator)       Amount
                                                         -----------       -------------       ------

Basic EPS
Income available to
  Common stockholders                                     $2,084,057         12,152,863         $.17
                                                                                                ====

Effect of Dilutive Securities
Options and Warrants                                                            675,112
Convertible Subordinated Notes                                42,000            816,666
                                                          ---------          ----------

Diluted EPS
Income available to common
   stockholders & assumed conversions                     $2,126,057         13,644,641         $.16
                                                          ==========         ==========         ====

Options and warrants to purchase 776,003 shares of common stock at various prices were outstanding during the nine months ended December 31, 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average price of the common shares.

For the three and nine months ended December 31, 1996, there was no material difference between basic and diluted earnings per share.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three  months  ended  December  31, 1997  compared  with the three  months ended
--------------------------------------------------------------------------------
December 31, 1996:
------------------

Net sales increased 21.7% to $14.2 million during the three months ended December 31, 1997 from $11.7 million during the three months ended December 31, 1996. The increase in net sales was primarily due to a 17% increase in units sold of Dual-Deck VCR's (DDVCR's) and the addition of $1.2 million of net sales from the Company's Security Product Division. The increase in net DDVCR units sold and the increase in net sales of the Company's Security Products Division was primarily due to the expansion of sales into the warehouse clubs. Sales of the Company's Security Product Division were 8% of the total net sales.

Gross profit was $3.8 million and $3.3 million for the three months ended December 31, 1997 and 1996, respectively, representing a 12.5% increase in gross profit dollars. Gross profit as a percentage of net sales decreased to 26.5% for the three month period ended December 31, 1997 from 28.6% for the three month period ended December 31, 1996. The decrease in gross profit as a percentage of sales was primarily due to a 3% decrease in average selling prices of its DDVCR's during the three months ended December 31, 1997 compared to the three months ended December 31, 1996 resulting from a shift in sales mix toward the Company's lower cost models.

Sales and marketing expense increased 39.5% to $1.6 million for the three months ended December 31, 1997 from $1.1 million for the three months ended December 31, 1996. As a percentage of sales, sales and marketing expenses increased from 9.7% in the three months ended December 31, 1996, to 11.2% in the three months ended December 31, 1997. The increase in sales and marketing expense was primarily due to a $320,000 adjustment recorded for bad debt expense for Nobody Beats The Wiz, a retail customer of the Company who filed for bankruptcy in December, and higher marketing expenses related to the expansion of the Company's direct-to-consumer marketing activities.

Research and development expense was $0.1 million for the three months ended December 31, 1997 and the three months ended December 31, 1996. As a percentage of sales, research and development expense was 1.1% and 1.0% for the three months ended December 31, 1996 and 1997, respectively.

General and administrative expense was $0.7 million for the three months ended December 31, 1997 and December 31, 1996. As a percentage of net sales, general and administrative expense decreased from 6.2% for the three months ended December 31, 1996 to 5.1% for the three months ended December 31, 1997.

As a result of the above, the Company recorded operating profit of $1,305,815 for the three months ended December 31, 1997 compared with operating profit of $1,345,333 for the three months ended December 31, 1996. The Company recorded net other expense of $212,564 for the three months ended December 31, 1997 compared with net other expense of $288,643 for the same period of the prior year. The decrease in net other expense was primarily due to the decrease in the average effective interest rate on the Company's line of credit, offset in part by an increase in the average daily loan outstanding during the three months ended December 31, 1997 as compared to the three months ended December 31, 1996.

Net income for the three months ended December 31, 1997 was $1,073,251 compared with net income of $1,036,690 for the three months ended December 31, 1996. The Company recorded a provision for income taxes of $20,000 for the three months ended December 31, 1997 and December 31, 1996 representing its estimated alternative minimum tax liability.

Nine months ended December 31, 1997 compared with the nine months ended December
--------------------------------------------------------------------------------
31, 1996:
---------

Net sales increased 24.0% to $36.3 million during the nine months ended December 31, 1997 from $29.3 million during the nine months ended December 31, 1996. The increase in net sales was primarily due to a 30% increase in net units of DDVCR's sold for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996, offset in part by a 6% decrease in average revenue per unit for the two periods. The increase in net units sold was primarily due to increased demand for the Company's current model line of
DDVCR's,   particularly  the  Company's  lowest-priced  DDVCR  models,  and  the expansion of sales into warehouse clubs. Net sales of the Company's Security Products Division were approximately 6% of total net sales for the nine months ended December 31, 1997.

Gross profit was $9.2 million and $7.4 million for the nine months ended December 31, 1997 and 1996, respectively, representing a 26.9% increase in gross profit dollars. The increase in gross profit dollars was primarily due to higher unit sales of the current DDVCR model lines. Gross margins generally remained consistent with the comparable period, increasing slighty to 25.5% for the nine month period ended December 31, 1997 from 25.1% for the nine month period ended December 31, 1996.

Sales and marketing expense increased 26.8% to $3.7 million for the nine months ended December 31, 1997 from $2.9 million for the nine months ended December 31, 1996. As a percentage of sales, sales and marketing expenses increased from 9.9% in the nine months ended December 31, 1996, to 10.2% in the nine months ended December 31, 1997. The increase in sales and marketing expense was primarily due to an adjustment of $320,000 for bad debt expense for Nobody Beats The Wiz, a retail customer of the Company who filed for bankruptcy in December, increased marketing for the Security Products Division, and increased commission expense due to higher sales.

Research and development expenses increased 64.3% to $0.7 million for the nine months ended December 31, 1997 from $0.4 million for the nine months ended December 31, 1996. As a percentage of sales, research and development expense increased from 1.4% for the nine months ended December 31, 1996 to 1.8% for the nine months ended December 31, 1997. The increase in research and development expense was primarily due to increased personnel expense and increased expenses incurred in connection with the Company's development of digital direct view televisions.

General and administrative expenses increased 20.0% to $2.3 million for the nine months ended December 31, 1997 from $1.9 million for the nine months ended December 31, 1996. As a percentage of sales, general and administrative expense decreased from 6.5% for the nine months ended December 31, 1996 to 6.3% for the nine months ended December 31, 1997. The increase in general and administrative expense was primarily due to increased personnel expense and increased travel during the nine months ended December 31, 1997.

As a result of the above, the Company recorded operating profit of $2,613,963 for the nine months ended December 31, 1997 compared with operating profit of $2,137,368 for the nine months ended December 31, 1996. The Company recorded net other expense of $494,906 for the nine months ended December 31, 1997 compared with net other expense of $600,287 for the same period of the prior year. The decrease in net other expense is primarily due to the decrease in the average effective interest rate on its line of credit, offset in part by an increase in the average daily loan outstanding during the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996.

Net income for the nine months ended December 31, 1997 was $2,084,057 compared with net income of $1,517,081 for the nine months ended December 31, 1996. The Company recorded a provision for income taxes of $35,000 and $20,000 for the nine months ended December 31, 1997 and December 31, 1996, respectively, representing its estimated alternative minimum tax liability.

Seasonality
-----------

The Company's primary product lines compete within the consumer electronics industry, which generally experience seasonality in sales. Accordingly, the Company generally expects to experience peaks in its sales from September through December, which covers the holiday selling season.

Future Results
--------------

The Company's expectations for results of operations and other forward-looking statements contained in this report on Form 10-Q, particularly the timing of the Loewe Opta GmbH product introduction and the successful completion of the California Audio Labs transaction and the integration of the two companies, involve a number of risks and uncertainties. Among the factors that could affect future operating results are the following: business conditions and general economic conditions; competitive factors, such as the pricing and marketing efforts of rival companies; timing of product introductions; success of competing technologies; ability to negotiate reduced product manufacturing costs; and the pace and success of product research and development, particularly with overseas distributors of the Dual-Deck and the direct view digital television development with Loewe Opta GmbH.

Capital Resources and Liquidity
-------------------------------

Net cash provided by operating activities was $0.2 million for the nine months ended December 31, 1997 compared to cash provided by operations of $1.3 million for the nine months ended December 31, 1996. The more significant factors comprising the net cash provided were $2.1 million of net income and $0.5 million of depreciation and amortization offset in part by a $1.9 million increase in inventory. The increase in the inventory balance from March 31, 1997 to December 31, 1997 was primarily due to the increased number of inventory models carried by the Company at December 31, 1997 compared to March 31, 1997.

The Company had net working capital of $8.8 million and $7.0 million at December 31, 1997 and March 31, 1997, respectively. At December 31, 1997, the Company's current ratio (the ratio of current assets to current liabilities) was 2.6 to 1.

The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables, which the Company currently funds through a line of credit with Congress Financial. The financing agreement was entered into in October 1992 and was last amended in November 1996. The maximum line of credit, as amended, is $14.0 million, limited by a borrowing base determined by specific inventory and receivable balances and provides for cash loans, letters of credit and acceptances. The agreement, as amended, expires in November 1999 with a prepayment (if applicable) fee of 1.0%. Loans are priced at the lender's prime lending rate plus 1.0%. The lender is collateralized by all assets of the Company. The unused and available line of credit at December 31, 1997 was approximately $7.1 million. The Company capitalized $0.5 million of closing costs related to the origination and amendment of the financing agreement. These costs were fully amortized at December 31, 1997. Management believes its current financial resources to be adequate to support operations over the next twelve months.

The Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders in August 1996. Notes outstanding after August 1999 must be converted to common stock at the option of the Company. As of December 31, 1997, $375,000 of the notes had been converted into common stock.

The Company entered into an agreement with Loewe Opta GmbH of Kronach, Bavaria, Germany, to develop and market a line of digital television products designed specifically for the North American Market. The initial agreement is effective through January 1, 2003 with built in five year extensions. The Company will incur fees totaling $1.7 million and Deutsche Marks 1,050,000 (approximately $580,000 as of February 12, 1998) for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The fee, as structured, is due in installments through August 1998. The Company expects to receive the first shipments of product from Loewe during the third quarter of its fiscal year 1999.

The Company announced on January 4, 1998 that it intends to acquire California Audio Labs, LLC. California Audio designs, develops, manufactures and distributes digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The anticipated purchase price is $775,000 plus assumption of liabilities of $1.3 million. The closing of the transaction is subject to the parties executing a definitive purchase agreement, entering into a manufacturing and licensing agreement, and other standard conditions. The Company expects to incur increased expenses related to the integration and development of the California Audio Labs business.

The Company leases a 33,000 square foot executive office and warehouse facility in north Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and has a term of seven years, with one three year extension at the option of the Company. The Company is currently considering its space requirements in relation to its business plan which anticipates increased needs for personnel, office, and warehousing space. As such, the Company may be required to seek additional space, which would increase the Company's overall rental costs.

Inflation
---------

Inflation has had no material effect on the Company's operations or financial condition.

Part II.  OTHER INFORMATION

None

Item 6.  Exhibits and Reports on Form 8-K

27                           Financial Data Schedule

NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GO-VIDEO, INC. (Registrant)


Date: February 12, 1998        By   /S/ ROGER B. HACKETT
                                  ----------------------
                                        Roger B. Hackett
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President and Chief Operating Officer



Date: February 12, 1998        By   /S/ DOUGLAS P. KLEIN
                                  ----------------------
                                        Douglas P. Klein
                                        Chief Financial Officer, Vice President,
                                        Secretary and Treasurer
                                        (principal financial and
                                           accounting officer)
                                       S-1