Form 10-K
period 1998-03-31
GO VIDEO INC
filed 1998-06-29
CIK 784721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[XX]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended       March 31, 1998
                           OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  N/A  to N/A
                                                 -----   -----

                  Commission File   No.2-331855
                                 --------------

                                        GO-VIDEO, INC.
                  ------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

                        Delaware                                 86-0492122
                  -------------------------------           --------------------
                  (State or other jurisdiction of           (I.R.S. Employer
                  incorporation or organization)             Identification No.)

                  7835 East McClain Drive
                       Scottsdale, Arizona                            85260-1732
                  ----------------------------------------            ----------
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

                               None
                   --------------------------
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price of the stock quoted on the American Stock Exchange on June 24, 1998, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $30,820,000. See Item 5 of this Form 10-K.

The number of shares of common stock outstanding as of June 24, 1998, was 13,005,153.

Documents  Incorporated  by  Reference:   Portions  of  the  Registrant's  Proxy
Statement relating to its Annual Meeting of Stockholders to be held August 20, 1998 are incorporated by reference in Part III of this Form 10-K.

                                             Exhibit Index at page 18

                                TABLE OF CONTENTS
                                -----------------

PART I
Item 1.        Business........................................................................... 1
               Executive Officers of the Registrant...............................................11
Item 2.        Properties.........................................................................12
Item 3.        Legal Proceedings..................................................................12
Item 4.        Submission of Matters to a Vote of Security Holders................................12

PART II

Item 5.        Market for the Registrant's Common Stock and
                Related Security Holder Matters...................................................13
Item 6.        Selected Financial Data............................................................13
Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................14
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.........................18
Item 8.        Financial Statements and Supplementary Data........................................18
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................18

PART III

Item 10.       Directors and Executive Officers of the Registrant.................................19
Item 11.       Executive Compensation.............................................................19
Item 12.       Security Ownership of Certain Beneficial Owners and Management.....................19
Item 13.       Certain Relationships and Related Transactions.....................................19

PART IV

Item 14.       Exhibits, Financial Statement, Schedules and Reports on Form 8-K...................19

               SIGNATURES........................................................................S-1

THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO FUTURE EVENTS OR INCLUDE TERMS SUCH AS: THE COMPANY "BELIEVES", "EXPECTS",
"INTENDS",  "PLANS",  AND OTHER USES OF FUTURE  TENSES.  SEE ITEM 1, ITEM 5, AND
ITEM 7. ALSO SEE "MANAGMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN PART II, ITEM 7 FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE VALIDITY OF ANY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS INCLUDE THE FOLLOWING: BUSINESS CONDITIONS AND GENERAL ECONOMIC CONDITIONS; CHANGES IN LEGISLATION THAT MAY AFFECT THE COMPANY'S ABILITY TO SELL ITS PRODUCTS; COMPETITIVE FACTORS, SUCH AS PRICING AND MARKETING EFFORTS OF RIVAL COMPANIES; TIMING OF PRODUCT INTRODUCTIONS; SUCCESS OF COMPETING OR FUTURE TECHNOLOGIES; THE ABILITY OF THE COMPANY TO NEGOTIATE REDUCED PRODUCT MANUFACTURING COSTS; THE PACE AND SUCCESS OF PRODUCT RESEARCH AND DEVELOPMENT, PARTICULARLY WITH THE DIRECT VIEW DIGITAL TELEVISION DEVELOPMENT WITH LOEWE OPTA GMBH; AND THE SUCCESSFUL INTEGRATION OF CALIFORNIA AUDIO LABS WHICH WAS ACQUIRED BY THE COMPANY EFFECTIVE APRIL 1, 1998.

                                     PART I

ITEM 1.  BUSINESS

Overview

Go-Video, Inc. ("Go-Video" or the "Company") designs, develops, and markets consumer electronic and video security products. The Company believes that it and its licensees are the exclusive North American distributors of VHS video cassette player/recorders ("VCR's") with two decks built into one unit - the Dual-Deck(TM) VCR. The Company patented the Dual-Deck system which incorporates proprietary circuitry and software to perform duplicating, dual recording, editing, and video view switching functions not available from regular VCR's. The Dual-Deck VCR has constituted substantially all of the Company's sales over the last five fiscal years. The Company expanded its product line into home and business video security and surveillance products in 1995 and further expanded its product line into home theater audio, video, and television products in 1998.

Go-Video was incorporated in Arizona in 1984, completed its initial public offering in 1986, and reincorporated in Delaware in 1987. In 1984, the Company filed its first successful patent application that was ultimately issued in 1988 for the Dual-Deck VCR. The Company pursued a manufacturer until 1989 when the Company entered into manufacturing and license agreements with Samsung Corporation ("Samsung"), one of the world's largest manufacturers of consumer electronic products. Sales of the Dual-Deck VCR began in June 1990. The Company added a second manufacturer of Deck-Deck VCR's in 1996, when it entered into a manufacturing agreement with Shintom Company Ltd. and Talk Corporation ("Shintom").

The Company typically designs and develops its products which are then manufactured for the Company under contract by independent manufacturers. The Company ordinarily takes delivery of the finished products into its warehouse facilities and then markets and distributes its products to retailers, catalogs, distributors, and other customers. The Company conducts its sales and marketing activities through its Consumer Electronics, Security Products, and Home Theater divisions, and through its wholly-owned subsidiary, California Audio Labs LLC.

The  Company's   executive  office  is  located  at  7835  East  McClain  Drive,
Scottsdale, Arizona, 85260-1732, and its telephone number is (602) 998-3400.

Business Strategy

The Company's objective is to develop, market, and distribute innovative, high performance electronic products that incorporate advanced technology, ease of use, and superior industrial design. The Company believes that it can capitalize on its technology, engineering and industry know-how, product distribution network, and reputation for bringing innovative products to the electronics marketplace to pursue its objective and increase its revenues and earnings.

The more significant components of the Company's business strategy include:

Reduce the manufacturing and selling costs of the Dual-Deck VCR product line to increase consumer demand and to broaden distribution. Since the June 1990 introduction of the Dual-Deck VCR, the Company has experienced an overall market for VCR's that is highly competitive, with decreasing selling prices and profit margins for most industry participants. The unique features of the Dual-Deck VCR, combined with the Company's patents and other intellectual property, sustained the introduction and initial growth of sales of the Company's various models of Dual-Deck VCR's. However, the Company was unable to translate the initial success of the Dual-Deck VCR into significant net income over the first five years following its introduction, primarily due to high manufacturing costs resulting from the Company's exclusive manufacturing relationship with a single supplier. In 1994, the Company began to seek additional manufacturers of the Dual-Deck VCR to improve its negotiating power and, consequently, lower the selling price of the Dual-Deck VCR while simultaneously adding features and improving the Company's profit margins. The Company successfully added a second manufacturer, Shintom, in early 1996, and as anticipated, manufacturing costs of Dual-Deck VCR's decreased significantly. During that time, the Company lowered the selling prices of its line of Dual-Deck VCR's between 9% to 20% which increased unit sales by 35% for the fiscal year ended March 31, 1997 compared to the prior fiscal year and allowed the Company to significantly improve its revenues, gross profit dollars and operating margins. The increases during the fiscal year in 1997 were followed by similar increases in unit sales during the fiscal year ended March 31, 1998.

The Company is continuing to pursue its strategy of increasing the Dual-Deck VCR's share of the VCR market through further decreases in retail prices. The Company's goal is to reach retail price "sweet spots" which would provide the most significant potential increases for the Dual-Deck VCR as measured by unit shipments and market share. The Company plans to introduce a new model beginning in June 1998 that is anticipated to be commonly offered for a retail price of $299, a 25% price decrease from the model it replaces. The Company also plans to reduce selling prices on its other models to support retail price reductions by similar dollar amounts. As a result, the Company anticipates that it will be able to increase consumer demand and open new retail accounts, including additional national retailers with significant market share of the consumer electronics market and thereby expand its already broad distribution network. The Company intends to continue to work with its manufacturers to further reduce manufacturing costs of the Dual-Deck VCR so that it may support additional reductions of retail sales prices while sustaining or improving the Company's operating profit margins, although there is no assurance that the Company will be successful in this effort.

Broaden the product line into high growth, higher margin products that leverage the Company's product development, marketing, sales, and distribution assets. The Company has identified the home theater and security products markets as opportunities for the Company to broaden its product offerings and grow its revenues and earnings.

Home Theater: The Company believes that there is meaningful market demand for higher-performance, higher-margin products designed for the home theater consumer electronics market segment which is not being addressed by current industry participants. As a result, the Company also believes that the home theater market segment offers the Company a promising future profit opportunity. The Company's goal is to offer a complete and integrated line of products within the high-performance segment of the home theater market. To accomplish this, the Company is pursuing internal development and strategic alliances for television, audio and video products.

In 1997, the Company entered a development, marketing, and distribution agreement with Loewe Opta GmbH ("Loewe"), a German manufacturer of television and home audio consumer electronics. Under the agreement, Loewe and the Company are developing a line of high-performance, digital direct view televisions for distribution in North America by Go-Video's Home Theater Division. The televisions incorporate advanced digital technology that offer an improved picture, surrounded by an attractive industrial design. The Company expects to offer Loewe televisions in screen sizes from 27" to 36" and in both the standard 4:3 and wide-screen 16:9 formats. The Company, if successful with its development and market launch, anticipates that sales of the televisions will begin in late 1998. However, there can be no assurance that this will occur.

In April 1998, the Company purchased California Audio Labs L.L.C. ("Cal Audio"). Cal Audio designs, develops, manufactures (and has products manufactured under contract), markets and distributes high-performance audio, video, and projection television products. The Company's acquisition of Cal Audio added DVD players, CD players, digital-to-analog converters, and front projection television products to the Company's home theater product line. The Company also expects to introduce amplifiers and surround sound decoders in early 1999. The Company expects to commit substantial resources and management attention to the further expansion and integration of the home theater product line.

Security Products: The Company's Security Products Division competes within the closed-circuit television ("CCTV") market. Products include color and black-and-white cameras, monitors, time-lapse VCR's, digital multiplexers, and related items designed for security applications in commercial and home settings. The market for video security and surveillance systems has increased over the last five years as consumers and businesses have become more concerned about personal and property security. The Company intends to compete in this market with expanded product offerings, improved features, lower prices, and technological advancements.

In 1995,  the  Company  acquired  the  assets of a  security  products  company.
Subsequently, the Company developed simplified consumer versions of some security products and expanded distribution into the consumer electronics retail channels as a market test. When the test results did not support further rollout of security products to other consumer electronic retailers, the Company shifted its strategy to target more traditional distribution channels and products. In March 1998, the Company entered into an agreement with Samsung whereby the Company became the sole marketer and distributor of Samsung-brand video security products in North America. As a result of the Samsung relationship, the Company believes it is now able to offer a more competitive line of products to security dealers, distributors, and installers.

Because of the potential cost and opportunistic and highly variable nature of a product development and acquisition strategy, there is no assurance that Go-Video will be successful in pursuing additional or complementary products or product lines.

Industry Background

The consumer electronics industry is highly competitive and is characterized by declining prices and demands for improving quality and new features. Manufacturing is dominated by large companies, all of which compete with the Company for consumer electronics market share. Manufacturing dominance is maintained by substantial technological and entry cost barriers.

Sales of consumer electronic products in the United States have become increasingly consolidated into large national and regional consumer electronics chains, warehouse clubs, and mass merchants, all of which exercise considerable purchasing power. Independent and smaller regional retailers have, in many cases, abandoned lower and mid-priced consumer electronic product categories to concentrate on premium consumer electronic products, such as high-performance home theater systems, specialized audio components and speakers, and custom installations of home entertainment systems. Security products are generally sold through national security product distributors, installers, and home improvement retail stores.

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

Principal Products

Go-Video markets and distributes two main product lines: consumer electronic products and video security products. During the fiscal year ended March 31, 1998, Dual-Deck VCR's accounted for 96% of the Company's revenues, while security products accounted for 4% of revenues.

Consumer Electronic Products: The principal consumer electronic product offered by the Company during the fiscal year ended March 31, 1998 was the Dual-Deck VCR. Go-Video offers several models of Dual-Deck VCR's that vary from one another by features and configuration (the two VCR decks are either side-by-side or stacked on one another). All current models of the Dual-Deck VCR contain the patented technology and proprietary software of the "AmeriChrome" circuitry that facilitates electronic signal preservation and transfer from deck to deck without external wiring. AmeriChrome circuitry allows home consumers to create a high quality duplicate of original VHS or VHS-C format videocassette tapes. AmeriChrome is an improvement over the alternative method of duplicating prerecorded video tapes which requires that two single-deck videocassette recorders be externally wired together by the consumer. Many prerecorded tapes contain electronic encoded signals to take advantage of single deck VCR design weaknesses, resulting in poor or unusable copies.
AmeriChrome is not subject to such limitations.

The  Dual-Deck  VCR has been  designed  for home  use as a full  featured  video
cassette  recorder.   Company-
prepared literature and owner manuals caution consumers that the Dual-Deck VCR should not be used in a manner which infringes on the rights of owners of copyrighted material. However, the Company cannot predict the likelihood that distribution of current or future Dual-Deck VCR models will be challenged for any reason, or that laws governing home recording devices will be amended or applied in the future so as to require changes to the operation or performance of the Dual-Deck VCR. The Company believes that the Dual-Deck VCR is the video equivalent or betterment of the dual-transport audio tape deck, which has become an accepted audio industry standard, and that it would have meritorious defenses to any challenge under current copyright law. The Company is not currently developing a digital formatted recorder and is unable to predict the impact on the Company of developing digital technologies or of possible future changes in intellectual property rights legislation which could restrict the Company's ability to offer Dual-Deck VCR's with AmeriChrome circuitry.

The Company expects that Dual-Deck VCR's will account for a decreasing percentage of its total sales in future years due to the Company's product diversification efforts.

Video Security Products: The Company's video security product line includes closed-circuit television ("CCTV") products which are primarily used for security and general observation and recording purposes. The product line includes wired and wireless color and black-and-white cameras, monitors, time lapse VCR's, VCR controllers, observation and switching systems, motion sensors and post recording image processors. Through variations of these products, a complete security solution can be designed to work as an integrated system. The Company's Security Products Division markets and distributes its products to both the commercial and consumer segments of the security and surveillance market under the GVI Security and Samsung brands. The consumer segment had been the Company's primary focus until early 1998, when the Company shifted its focus to security product distributor, commercial and custom installer accounts.

Competition

The consumer electronics market is highly competitive and is characterized by technological change and general price erosion. Most of the Company's competitors in each of its market segments have substantially greater financial, manufacturing, and technical resources than does the Company. Moreover, many of these same companies have larger marketing, sales, and distribution channels that also afford them a competitive advantage.

Dual-Deck VCR's. The market for VCR's in general is mature, with increasing unit shipments offsetting lower average selling prices. The Company's Dual-Deck VCR strategy is designed to capture an increasing share of the worldwide VCR market.

The Company believes that the majority of sales of VCR's consists of replacement, upgrade, and second-unit purchases. While, to the Company's knowledge, no other company is selling a consumer VHS-to-VHS Dual-Deck VCR in the United States, several companies have the technical skill and practical ability to design, manufacture, and sell such a product. "Double deck videocassette recorders" have been developed by potential competitors of the Company. An English company, Amstrad, introduced a product stacking two video cassettes within one housing, formatted for the European television standard
(PAL) and not compatible with U.S. television standards (NTSC). Amstrad announced in July 1990 that it had no current plans to introduce its product in the United States and announced in 1994 that it was ceasing all distribution of its PAL units in Europe. Orion is believed to sell a PAL formatted "double deck" VCR in Germany. In Japan, Panasonic has developed a VHS-C to VHS VCR for editing VHS-C tapes, and Sony has developed an 8mm-to-VHS VCR. Hitachi and other Japanese companies have marketed in Japan "twin loading" VHS VCR's which load two tapes in succession to a single deck VCR transport mechanism. There is no assurance that a potential competitor will not attempt to introduce competing products in the United States or other world markets in the future. However, the Company intends to vigorously enforce its proprietary technology rights.

The Company believes that its principal North American competition is currently from top-end single-deck VCR's offering a variety of features and available at various prices, all of which are less expensive than comparable Dual-Deck VCR's. Samsung has the right under its agreement with the Company, upon payment of a royalty to the Company, to manufacture and sell, under certain conditions, Dual-Deck VCR's incorporating the Company's proprietary technology, thereby allowing Samsung to compete with the Company in its principal marketplace (see "Licensing"). Samsung has not to date exercised its right to enter the North American marketplace. The Company believes that if Samsung were to exercise its right, the Company's net revenues and profitability could be affected in a materially adverse manner. The Company has licensed to Samsung and Goldstar USA the worldwide nonexclusive right to manufacture, use, and sell the 8mm-to-VHS format Dual-Deck VCR (see "Licensing").

The Company anticipates that VCR's will begin to face obsolescence issues at some point as a result of the introduction and market acceptance of a digitally-based home player/recorder consumer product. Nevertheless, the Company is not aware of any product that is currently sold within the consumer electronics marketplace that is considered a viable replacement for the VCR as the primary home video recording device. However, there is no assurance regarding how long the VCR will remain the primary home video recording device up to or beyond any specific time frame.

Home Theater Products. Home theater products include televisions with screen sizes over 27" that are combined with audio and video components and multiple speakers designed to replicate the movie theater experience in a consumer's home. Home theater products are differentiated by wide variations in price, performance, design, user interface, technology, and marketing and distribution strategy. The home theater market is served by large, multinational consumer electronic manufacturers as well as smaller companies that compete mostly in the higher-priced, specialist audio/video segment. Products are distributed through national and regional consumer electronics retailers that generally offer home theater products designed for popular price points and mass market acceptance, and specialist audio/video retailers and custom installers who primarily service consumers with more demanding performance requirements.

Video Security Products. Within the past decade as consumers and businesses have become more concerned about personal and property security, industry sales of video security and surveillance systems have increased. Competitors include diversified consumer electronic manufacturers and more specialized security product manufacturers, all of who compete on the basis of features, price, and ease and suitability to use. Major competitors include Magnavox, Ultrak, Goldbeam, Vivitar, Linear, Focus, and Polestar.

Licensing

The Company and Samsung Corporation entered into a License Agreement in February 1989 under which the Company granted Samsung, under certain conditions, the use of its patented and proprietary technology to: (i) on an exclusive basis, manufacture and distribute Dual-Deck VCR's in the Republic of Korea; (ii) the right to manufacture Dual-Deck VCR's for the Company; (iii) on a non-exclusive basis, manufacture and distribute Dual-Deck VCR's in all markets except the
United  States  and  its  territories;   and  (iv)  on  a  non-exclusive  basis,
manufacture and distribute Dual-Deck VCR's in the United States and its territories under Samsung's own trademark and trade names. Sales of licensed Dual-Deck VCR's by Samsung to any party other than Go-Video are subject to a per unit royalty based as a percentage of the net selling price. To date, the Company has not received royalty payments under the Agreement. The License Agreement requires that the Company offer improvements in its Dual-Deck technology without additional fee or royalty to Samsung throughout the life of the License Agreement and survives termination of the Manufacturing Agreement unless such termination is for any cause attributable to Samsung. Unless terminated earlier, the License Agreement expires in October 2004. The Manufacturing Agreement is automatically renewed in one year increments unless notice of cancellation is given at least six months prior to its expiration and currently extends through February 1999 (see "Product Development and Manufacturing").

In July 1994, the Company entered into an agreement with Goldstar U.S.A., Inc. in which the Company granted Goldstar a non-exclusive, non-assignable, non-transferable license to manufacture and distribute worldwide 8mm-to-VHS VCR's. Payment for the license was received as a one-time fee. The Goldstar agreement expires when the last of certain patents held by the Company expire. The Company has no further obligation under the license agreement and therefore the license fee was fully recognized as revenue in fiscal 1994.

In April 1996, the Company agreed to license to Samsung, upon payment of a one-time fee to the Company, the worldwide nonexclusive right to manufacture, use, and sell the 8mm-to-VHS format Dual-Deck VCR. The

Company has no further obligations under the license agreement and therefore the license fee was fully recognized as revenue in fiscal 1997.

Sales and Marketing

The Company conducts its sales and marketing activities through its Consumer Electronics, Security Products, and Home Theater divisions. The Consumer Electronics Division's actual and target customer base includes major national consumer electronic retailers, catalogs, warehouse clubs, and mass merchants. The Company's Security Products Division's actual and target customer base includes national distributors of security products, security installation companies, home improvement retailers, and warehouse clubs. The Home Theater Division, which includes sales and marketing of Loewe televisions and Cal Audio product lines, is pursuing distribution through regional and specialist audio/video retailers and custom home theater installers.

The Company's consumer electronic product lines are sold primarily to retailers, warehouse clubs, catalogs, and direct mailers with the support of independent manufacturer's representatives that represent specific geographic categories throughout North America and who also represent numerous other consumer electronic companies. The Company sells products to over two hundred accounts in North America, including some of the better known retailers, catalogs, and warehouse clubs such as Circuit City, Sam's Club, Costco Warehouse, Damark, Fingerhut, Sears, The Good Guys, Nobody Beats The Wiz, Montgomery Wards, Sun T.V., Rex Stores, Capital Audio, J.C. Penney, Fry's Electronics, QVC, and Sound Advice. The Company's marketing methods include attendance at trade shows, trade publication advertising, television, radio, and print advertising, sales promotion and other sales support programs, and publicity.

The Company's Consumer Electronics and Home Theater Divisions compete in the consumer electronics industry, which experiences seasonal buying patterns with a majority of sales occurring between September and January. The Company's product line is subject to the same seasonality. Accordingly, the Company expects to experience peaks in its sales during its third fiscal quarter.

The Company's terms of sale vary according to the quantity and price of units purchased and the creditworthiness of the purchaser, but generally do not exceed thirty days. Warranty terms vary according to the product offered. The most extensive warranty offered is three months labor and one year parts for both VCR's and video security products. The Company has service agreements for its current models of Dual-Deck VCR's with service centers located throughout the United States and also provides service work at its Scottsdale, Arizona location. The Company believes it has established adequate reserves for its warranty contingencies.

Significant Customers

For the fiscal year ended March 31, 1998, Sam's Club and Circuit City represented 27% and 13% of the Company's revenue, respectively. For the fiscal year ended March 31, 1997, sales to Circuit City, Sam's Club, and Damark represented 16%, 11%, and 10% of the Company's revenues, respectively. Although the Company's significant customers fluctuate over time, the loss of a significant customer would have a materially adverse effect on its operating results.

Backlog Orders

The Company's practice is to maintain sufficient inventories to fill orders promptly and not carry a backlog of orders. The Company did not have a material level of backlog at June 24, 1998 or June 25 of the previous year.

Product Development and Manufacturing

The Company's product development activities consist of hardware and software design and engineering as well as co-development and engineering of new products with manufacturers and technology partners. The Company has focused its research and product development on the development of lower-cost Dual-Deck VCR's, development of unique features and/or quality enhancements for the Company's video security products, development of a line of digital direct view televisions, and evaluation of potential new products, acquisitions, or joint ventures.

Almost all of the Company's products are manufactured for the Company by independent manufacturers. The Company's line of Dual-Deck VCR's are manufactured for the Company by Samsung and Shintom. The Company and Samsung entered into a Manufacturing Agreement in February 1989 (see "Licensing") under which Samsung manufactures Dual-Deck VCR's to the Company's specifications in conformity to the highest standards of quality maintained by Samsung in the manufacturing of VCR's. Quality control and assurance is performed by Samsung at the manufacturing facility and the Company samples and verifies product quality by sample testing upon the products arrival in the United States. The Company generally places purchase orders for Dual-Deck VCR's three months prior to production in accordance with its forecasted needs. The Manufacturing Agreement sets forth statistical defect tolerances and indicates that the costs of quality defects above the level of standards is to be borne by Samsung. The Company purchases the Dual-Deck VCR's from Samsung F.O.B. Korea using commercial import letters of credit opened approximately thirty days prior to ship date. Payment for the product is by draft due thirty days after the bill of lading (ship) date. The Manufacturing Agreement is automatically renewed for one year periods unless terminated by six months advance notice in writing from either party. This Manufacturing Agreement currently extends to February 1999.

The Company and Shintom entered into a Manufacturing Agreement in January 1996 under which Shintom manufactures Dual-Deck VCR's to the Company's specifications in conformity to the highest standards of quality maintained by Shintom in the manufacturing of VCRs. Quality control and assurance is performed by Shintom at the manufacturing facility and the Company samples and verifies product quality by sample testing upon the products arrival in the United States. The Company generally places purchase orders for Dual-Deck VCR's three months prior to production in accordance with its forecasted needs. The Manufacturing Agreement sets forth statistical defect tolerances and indicates that the costs of quality defects above the level of standards is to be borne by Shintom. The Company purchases the Dual-Deck VCR's from Shintom F.O.B. Singapore using an international wire transfer for payment of the merchandise upon shipment of an order. The initial term of this manufacturing agreement was two years and is automatically renewed for one year periods unless terminated by twelve months advance notice from either party. This Manufacturing Agreement currently extends to January 2000.

The Company's security product line is currently manufactured under purchase orders by various manufacturers including Samsung. The Company purchases security products from Samsung F.O.B. Korea using commercial import letters of credit opened approximately thirty days prior to ship date. Payment for other security products is typically on open account.

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

During fiscal 1993, the Company was issued four new U.S. patents. The first patent issued, No. 5,194,963, relates to a unique circuit that results in high-quality duplication of a videocassette tape for in-home use. This circuit is identified by the registered trademark "AmeriChrome". A second patent, No.
5,216,552, relates to a unique Dual-Deck VCR video switching system with or without a built-in tuner. The third patent, No. 5,216,499, relates to a Cable Select Box Supplemental Splitter, identified by the trademark "Cable Ready Plus". The fourth patent, No. 5,189,691, relates to a Dual-Deck VCR that includes an answering machine logic that allows the VCR to be used to answer a video telephone system.

During fiscal 1994, the Company was issued three new U.S. patents. The first patent issued, No. 5,307,193, relates to a method of control over an infrared controlled device such as a TV, VCR, or stereo without the use of an infrared emitter. This method of control uses voltage-induced energy for direct control of a device with or without a line of sight. A second patent, No. 5,177,618, relates to additional AmeriChrome circuitry and identification and hardware control in the presence of certain anti-copy encoding on a videocassette. A third patent, No. 5,249,087, relates to a rotating scanning device for use with magnetic storage media. Other U.S. and foreign patent applications are currently pending. There is no assurance that any additional patents will be granted to the Company or that the Company's patents will provide meaningful protection from competition. The Company intends to vigorously enforce its proprietary technology rights.

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

Year 2000 Compliance

The Company is conducting its evaluation of its management information systems and the possible effect of Year 2000 hardware and software issues. In addition, the Company is communicating with its significant external suppliers, financial institutions, and other parties that provide critical services or supplies to the Company to assess their respective compliance with Year 2000 issues. There can be no assurance that the Company's significant suppliers will properly address and resolve such Year 2000 issues. Expenditures to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations.

Employees

As of June 24, 1998, the Company employed 76 full-time employees, including its five executive officers. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Executive Officers of the Registrant
------------------------------------

The following table sets forth certain information concerning the executive officers of the Company.

Name                       Age          Positions
----                       ---          ---------

Roger B. Hackett           47           Chief Executive Officer, President, and Chief Operating Officer
Ralph F. Palaia            48           Senior Vice President, Marketing and Sales
Steven G.T. Maine          56           Senior Vice President and Chief Technology Officer
Edward J. Brachocki        42           Vice President, Corporate Development
Douglas P. Klein           37           Vice President, Chief Financial Officer, Secretary and Treasurer

Roger B. Hackett was first elected to the Board of Directors in December 1992 and joined the Company as President and Chief Operating Officer in January 1993. In March 1994, Mr. Hackett was elected Chief Executive Officer and Chairman of the Board. Prior to joining Go-Video, Mr. Hackett served as an executive officer of Serving Software Inc., a Minneapolis, Minnesota-based provider of computer software used in the health care industry. In 1986, Mr. Hackett founded the CAMS division of ATI Medical, Inc., a provider of critical care medical equipment, and over six years developed CAMS into a leading provider of bar-code-based information systems. In January 1992, Mr. Hackett negotiated the sale of the CAMS division to Serving Software Inc., where he then served as Vice President of the CAMS division until being named Senior Vice President, Corporate Affairs in January 1993. He also served as a director of Serving Software from January 1993 until September 1994 when Serving Software was acquired by HBO & Co. Mr. Hackett received a Bachelor of Science Degree in Business Administration from Ohio State University.

Ralph F. Palaia joined the Company in December 1997 as Senior Vice President, Marketing and Sales. Prior to joining the Company, Mr. Palaia was a member of the Company's Board of Directors where he had served from December 1994 until his resignation effective with his appointment as an executive officer of the Company. Prior to joining Go-Video, Mr. Palaia was co-owner of Innovative Marketing Group, a marketing and distribution firm founded in April 1994, which performed marketing-related consultation and services for consumer electronics and other related product clients. From February 1991 to April 1994, Mr. Palaia served in several sales and marketing executive positions, most recently as Senior Vice President of Marketing and Sales for Philips Consumer Electronics, Knoxville, Tennessee, a division of Philips N.V., a leading international manufacturer and distributor of consumer electronic products. Earlier positions with Philips included Vice President of Retail Sales, Vice President of National Account Sales, and Vice President of Marketing for the Personal Computer Category. Prior to joining Philips in February 1991, Mr. Palaia founded MGN Technology Corp., Knoxville, Tennessee, in 1987 and served as its President until he sold the company to Craig Electronics in December 1990. From 1984 until 1987, Mr. Palaia was Director of Marketing for the VCR-Camcorder Product Group of Philips. He received a Bachelor of Arts Degree in Economics from Duke University.

Stephen G.T. Maine joined the Company in April 1998 as Senior Vice President and Chief Technology Officer. Prior to joining the Company, Mr. Maine was Senior
Director of New Business Development for Broadcom Corporation, Irvine, California, where he was responsible for identifying new product opportunities for high performance mixed signal VLSI products and technology for the broadband communications and networking markets. Prior to joining Broadcom in August 1997, Mr. Maine was employed by General Instruments from 1974 to July 1997 in a variety of positions, most recently as Vice President of Business Development for Satellite & Data Networks. Prior positions held at General Instruments included Vice President of Business Development, Vice President of Marketing and Business Development for Microchip Technology Inc., which was subsequently divested by GI Microelectronics, General Manager and Founder, Image Management Systems, a start-up company funded by General Instruments to develop advanced video and graphics systems, and other technical and marketing management positions in the United States and England within General Instruments. Before joining General Instruments, he managed the Microelectronics division of Hughes Aircraft in the United Kingdom. Mr. Maine graduated from the University of Aston with a Bachelor of Science degree in Electrical Engineering and the Birmingham College of Advanced Technology with a Diploma in Technology (MSEE equivalent.) He holds numerous patents and has published several articles on integrated circuit computer architectures. He was one of thirty people selected by Electrical Engineering Times as a major contributor to the Integrated Circuit Industry.

Edward J. Brachocki joined the Company in February 1993 as Vice President, Marketing, and was named Vice President, Corporate Development, in August 1994. From July 1992 until joining the Company, Mr. Brachocki was a Senior Associate for MTA/EMCI, a Washington, D.C.-based consulting firm for the telecommunications and cable television industries, where he advised clients on marketing issues for technology-based consumer products. From November 1989 to June 1992, he was Director of Marketing and Business Development for Goldstar Products Co., Ltd. Prior to joining Goldstar, Mr. Brachocki served for two years as a consultant and General Manager of Bliss Marketing, a Phoenix, Arizona-based marketing and strategic planning company. Mr. Brachocki received a Bachelor of Science Degree in Psychology from Fairfield University in Connecticut.

Douglas P. Klein joined the Company in April 1993 as Assistant Treasurer and was named Treasurer and Vice President of Finance in October 1993, Corporate Secretary in April 1994, Chief Financial Officer in September 1995, and Vice President, Finance and Administration in 1997. Mr. Klein was employed from June 1983 through October 1992 by Continental Bank N.A., Chicago, Illinois, where he served in various accounting and corporate banking positions, most recently as Portfolio Manager responsible for structuring, syndicating and managing credit and derivative exposure to Continental's largest Midwestern-based clients. Earlier positions included Portfolio Manager for the Investment Grade Division, Commercial Lending Officer, Senior Credit Analyst, Senior Planning Analyst, and Senior Internal Auditor. Mr. Klein serves on the Board of Directors of Desert Schools Federal Credit Union, a federally-charted credit union with $1 billion in assets. Mr. Klein received a Bachelor of Science Degree in Management from Purdue University, and a Masters Degree in Management from the J.L. Kellogg Graduate School of Management, Northwestern University.

Item 2.  Properties
         ----------

The Company leases a 33,000 square foot executive office and warehouse facility in north Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and has a term of seven years, with one three year extension at the option of the Company. The Company is currently considering its space requirements in relation to its business plan which anticipates increased needs for personnel, office, and warehousing space. As such, the Company expects to require additional space, which would increase the Company's overall rental costs.

Item 3.  Legal Proceedings
         -----------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matters were submitted to a vote of Security Holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                     PART II

Item 5.  Market for the  Registrant's  Common Stock and Related  Security Holder
         -----------------------------------------------------------------------
         Matters
         -------

The following table sets forth the high and low sales prices for the Common Stock during the period from April 1, 1996 through March 31, 1998, as reported to the Company by the American Stock Exchange. Sales prices do not include commissions or other adjustments to the selling price.

                   Fiscal Year Ended March 31, 1998   Fiscal Year Ended March 31, 1997
                   --------------------------------   --------------------------------
                           High          Low               High          Low
--------------------------------------------------------------------------------------

First Quarter            $1.9375       $1.2500           $1.3750       $1.0000
Second Quarter           $2.6250       $1.3750           $1.5625       $0.9375
Third Quarter            $2.8750       $2.0000           $1.5000       $1.0000
Fourth Quarter           $2.6250       $1.7500           $2.1250       $1.1250

As of March 31, 1998, the Company believes there were approximately 8,000 beneficial holders of the Company's Common Stock, including approximately 1,800 stockholders of record (certificate holders registered directly rather than on account at various brokerages or trustees).

The Company has never paid cash dividends on its Common Stock, and it intends for the foreseeable future to retain any earnings to support the growth of its business. Any payment of cash dividends in the future, as determined at the discretion of the Board of Directors, will be dependent on the Company's financial condition, capital requirements, and other factors deemed relevant. In addition, the Company's credit agreement currently prohibits the payment of dividends without the consent of the lender.

Item 6.  Selected Financial Data
         -----------------------

The selected financial data of the Company set forth below, insofar as relates to the period from August 1, 1992 to March 31, 1998, has been derived from the Company's audited Consolidated Financial Statements, certain of which are included elsewhere herein. This data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included elsewhere in this Annual Report on Form 10-K.

         Statement of Operations

                                Fiscal Year Ended March 31                              Fiscal Year Ended July 31,
                        ----------------------------------------  Eight Months Ended    ---------------------------
                             1998          1997          1996       March 31, 1995          1994          1993
-------------------------------------------------------------------------------------------------------------------
Sales                   $ 48,897,883   $40,175,195   $34,646,406     $27,602,708        $41,192,644   $30,928,531
Net income (loss)          3,083,350     1,884,331    (2,871,170)        117,801            105,741       116,706
Net income (loss)
  per share - basic             0.25          0.17         (0.25)           0.01               0.01          0.01
Weighted average
  shares                  12,248,724    11,407,553    11,304,261      11,194,200         11,090,549    10,592,326


         Balance Sheet
                                Fiscal Year Ended March 31                              Fiscal Year Ended July 31,
                         ---------------------------------------  Eight Months Ended    --------------------------
                             1998          1997          1996       March 31, 1995          1994          1993
------------------------------------------------------------------------------------------------------------------

Current assets           $16,065,174   $12,489,674   $ 9,630,183     $10,035,234        $10,165,288   $ 9,697,545
Current liabilities        7,068,737     5,486,850     6,236,720       3,184,011          3,608,489     3,967,437
Long-term assets (net)     2,979,435     1,391,630     1,567,803         464,963            541,940     1,249,167
Long-term liabilities        868,658     1,268,131       283,405           6,245             19,004        63,803
Total assets              19,044,609    13,881,304    11,197,986      10,500,197         10,707,228    10,946,712
Total liabilities          7,937,395     6,754,981     6,520,125       3,190,256          3,627,493     4,031,240
Stockholders' equity      11,107,214     7,126,323     4,677,861       7,309,941          7,079,735     6,915,472

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview

The Company was incorporated in May 1984 and was engaged in development-stage activities until the fiscal year ended July 31, 1990, when it began its primary operations of developing, marketing and distributing consumer electronic products. The Company experienced substantial losses from its formation through the fiscal year ended July 31, 1992. The Company changed its fiscal year-end to March 31 beginning with the eight month transition period ended March 31, 1995.

Results of Operations

The table below highlights significant information in a percentage relationship to net sales with regard to the Company's results of operations during the periods indicated.

                                                     Year Ended March 31,
                                               ---------------------------------
                                                1998         1997         1996
                                               ------       ------       ------

Net sales                                      100.0%       100.0%       100.0%
Gross profit                                    24.8%        25.2%        15.5%
Sales and marketing expense                     10.1%         8.8%        11.7%
Research and development expense                 1.9%         2.8%         2.1%
General and administrative expense               6.3%         7.1%         8.1%
Total operating expenses                        18.2%        18.6%        21.9%
Operating income (loss)                          6.6%         6.6%        (6.4%)
Other income (expense)                          (1.2%)       (1.8%)       (1.9%)
Pre-tax income                                   5.4%         4.8%        (8.3%)
Net income (loss)                                6.3%         4.7%        (8.3%)



Fiscal year ended March 31, 1998  compared  with the fiscal year ended March 31,
--------------------------------------------------------------------------------
1997
----

Net sales increased 22% to $48.9 million for the fiscal year ended March 31, 1998 ("fiscal 1998") from $40.2 million during the fiscal year ended March 31, 1997 ("fiscal 1997"). The increase in net sales was primarily due to a 30% increase in Dual-Deck VCR ("DDVCR") units sold by the Company's Consumer Electronics Division during fiscal 1998 compared to fiscal 1997, offset in part by a 6.2% decrease in the average selling price per unit over the two periods. The increase in net DDVCR units sold was due to the expansion of sales into warehouse clubs and increased consumer demand for most models of the Company's current model line of DDVCR's as a result of lower retail prices. The Company anticipates that its average selling price per DDVCR unit will continue to decline during the fiscal year ending March 31, 1999 ("fiscal 1999"), as compared with prior periods. In particular, the Company is preparing to introduce a line of DDVCR models late in the first quarter of fiscal 1999 that are expected to be sold at retail prices reduced between 17% to 25% from the models they are replacing. Sales by the Company's Security Products Division contributed approximately 4% of the Company's total net sales for fiscal 1998. The Company anticipates that sales from its Security Products Division and its new Home Theater Division will contribute an increasing percentage of its total revenue for fiscal 1999, subject to the successful introduction of new product lines planned for these divisions.

Gross profit was $12.1 million and $10.1 million for fiscal 1998 and fiscal 1997, respectively, representing a 20% increase in gross profit dollars. The increase in gross profit dollars was primarily due to higher sales of DDVCR's in fiscal 1998 compared to fiscal 1997. Gross profit as a percentage of net sales ("gross margin") decreased slightly to 24.8% for fiscal 1998 from 25.2% for fiscal 1997, primarily as a result of the 6.2% decrease in the average DDVCR selling price offset in part by a 5.7% decrease in the average manufacturing cost per unit. The Company anticipates that it will be able to maintain gross margin near historic levels but that the actual gross margin realized in fiscal 1999 will be heavily influenced by the actual mix of high-fi and mono DDVCR units sold, the successful introduction of new product lines in the Security Products and Home Theater Divisions (particularly in the second half of the fiscal year), and the Company's ability to realize additional reductions in manufacturing costs.

Sales and marketing expenses increased 39% to $4.9 million for fiscal 1998 from $3.5 million for fiscal 1997. As a percentage of net sales, sales and marketing expenses increased from 8.8% to 10.1% over the same period. The increase in sales and marketing expense for fiscal 1998 was primarily due to a bad debt charge of $440,000 as a result of the December 1997 bankruptcy of Nobody Beats The Wiz, a large retail customer of the Company. Excluding the bad debt charge, sales and marketing expenses increased from 8.8% to 9.2% of sales, primarily as a result of higher marketing expenses related to the expansion of direct-to-consumer marketing activities and increased marketing expenditures by the Company's Security Products Division.

Research and development expenses decreased 18.5% to $0.9 million for fiscal 1998 from $1.1 million for fiscal 1997. The decrease in research and development expenses was primarily due to an agreement reached effective January 1, 1997 with Loewe Opta GmbH in which Loewe agreed to develop and manufacture, exclusively for the Company, a line of digital direct view televisions built to the Company's specifications. Prior to the agreement with Loewe, the Company had borne certain development costs primarily related to software and hardware modifications of the televisions to prepare them for sale in North America. Execution of the Company's strategy to develop and market innovative consumer electronic products is expected to require increased research and development expenditures in fiscal 1999 and beyond, although the Company anticipates that, as a percentage of sales, research and development expenses will remain consistent with the Company's experience over the last several fiscal years.

General and administrative expenses increased 8.6% to $3.1 million for fiscal 1998 from $2.8 million for fiscal 1997. The increase was primarily due to higher depreciation and amortization expenses related to increased investments in information systems hardware and software. Also contributing to the higher general and administrative expenses were higher compensation, temporary labor, recruitment, and training expenses. As a percentage of net sales, general and administrative expenses decreased to 6.3% for fiscal 1998 from 7.1% for fiscal 1997. The Company expects that these trends will continue in fiscal 1999.

As a result of the above, the Company recorded operating income of $3.2 million for fiscal 1998 compared with operating income of $2.7 million for fiscal 1997. The Company recorded net other expense of $0.6 million for fiscal 1998 compared with net other expense of $0.7 million for fiscal 1997. The decrease in net other expense was primarily due to lower interest expense resulting from a decrease in the average effective interest rate on the Company's line of credit, offset in part by an increase in the average daily loan outstanding.

The Company reported net income of $3.1 million for fiscal 1998, up $1.2 million or 64% from net income of $1.9 million for fiscal 1997. Included in fiscal 1998 net income was an net income tax benefit of $427,000 resulting from the Company's determination that it is more likely than not that $530,000 of deferred tax assets will be realized in future years, offset in part by a provision for alternative minimum income tax and state income tax. The Company recorded a provision for its alternative minimum income tax liability of $40,000 for fiscal 1997.

Fiscal year ended March 31, 1997  compared  with the fiscal year ended March 31,
--------------------------------------------------------------------------------
1996
----

Net sales increased 16% to $40.2 million for the fiscal year ended March 31, 1997 ("fiscal 1997") from $34.6 million for the fiscal year ended March 31, 1996 ("fiscal 1996"). The increase in net sales was primarily due to a 35% increase in Dual-Deck VCR ("DDVCR") units sold during fiscal 1997 compared to fiscal 1996, offset in part by a 14% decrease in the average selling price per unit over the two periods. The increase in DDVCR units sold was primarily due to increased consumer demand for a new DDVCR model introduced at the end of the first quarter of fiscal 1997 which was priced approximately 20% below the comparable model it replaced from the previous fiscal year. Sales by the Company's Security Products Division, which was acquired in April 1995, were approximately 3% of total net sales for fiscal 1997, up slightly over the prior period.

Gross profit was $10.1 million and $5.4 million for fiscal 1997 and fiscal 1996, respectively, representing an 89% increase in gross profit dollars. Gross profit as a percentage of net sales increased from 15.5% for fiscal

1996 to 25.2% for fiscal 1997. The increase in gross profit as a percentage of net sales was primarily due to higher gross margins realized on DDVCR model lines due to lower manufacturing costs negotiated from both of the Company's DDVCR contract manufacturers. In addition, fiscal 1996 gross profit included an inventory adjustment for a discontinued product line which reduced gross profit dollars by approximately $1.3 million.

Sales and marketing expenses decreased 13% to $3.5 million for fiscal 1997 from $4.1 million for fiscal 1996. As a percentage of net sales, sales and marketing expenses decreased from 11.7% to 8.8% over the same period. The decrease in sales and marketing expense as a percentage of net sales was primarily due to reduced spending on market development funds and promotional items offset in part by expenses incurred for the Company's national television advertising campaign undertaken in the third and fourth quarters of fiscal 1997.

Research and development expenses increased 56% to $1.1 million for fiscal 1997 from $0.7 million for fiscal 1996. The increase in research and development expenses was primarily due to expenses incurred in connection with the Company's commencement of development of a line of digital direct view televisions. General and administrative expenses were unchanged at $2.8 million for fiscal 1997 from fiscal 1996. As a percentage of net sales, general and administrative expenses decreased from 8.1% for fiscal 1996 to 7.1% for fiscal 1997.

As a result of the above, the Company recorded operating income of $2.7 million for fiscal 1997 compared with an operating loss of $2.2 million for fiscal 1996. Other expenses of $0.7 million were unchanged for fiscal 1997 from fiscal 1996. The Company reported net income of $1.9 million for fiscal 1997 compared with a net loss of $2.9 million for fiscal 1996. The Company recorded a provision for income taxes of $40,000 for fiscal 1997 representing its alternative minimum income tax liability. The Company did not recognize either an income tax liability or benefit during fiscal 1996.

Seasonality

The Company's primary product lines compete within the consumer electronics industry, which generally experience seasonality in sales. Accordingly, the Company expects to experience peaks in its sales from September through January, which covers the holiday selling season.

Future Results

The Company's expectations for results of operations and other forward-looking statements contained in this annual report on Form 10-K, particularly statements relating to the sustainability of profitable growth, expected results from the introduction of lower-priced models of its Dual-Deck VCR, and expected results from the security products and home theater markets, involve a number of risks and uncertainties. Among the factors that could affect future operating results are the following: business conditions and general economic conditions; changes in legislation that may affect the Company's ability to sell its products; competitive factors, such as the pricing and marketing efforts of rival companies; timing of product introductions, success of competing or future technologies, the ability of the Company to negotiate reduced product manufacturing costs, the pace and success of product research and development, particularly with the direct view digital television development with Loewe Opta GmbH, and the successful integration of California Audio Labs which was acquired by the Company effective April 1, 1998.

Capital Resources and Liquidity

Net cash provided by operating activities was $1.6 million for the fiscal year ended March 31, 1998 ("fiscal 1998") compared with net cash consumed of $0.5 million for the fiscal year ended March 31, 1997 ("fiscal 1997"). The increase in cash provided by operating activities for fiscal 1998 was primarily the result of higher net income and an increase of $0.9 in other current liabilities, offset in part by a $2.3 million increase in receivables and a $1.0 million increase in inventory. The increase in receivables resulted from a combination of higher sales levels and timing of fourth quarter shipments, as the Company's fiscal 1998 receivable collection experience and sales terms remained consistent with prior periods. The increase in the inventory balance for fiscal 1998 compared to fiscal 1997 was primarily due to an increased number of Dual-Deck VCR inventory models carried by the Company in fiscal 1998 as well as higher inventories of video security products resulting from the Company's March 1998 agreement with Samsung Electronics to market and distribute Samsung-branded security products in addition to the Company's own GVI Security-branded product line. The increase in other current liabilities was primarily due to a deferred liability recorded for digital direct-view television product development expense reimbursements received from Loewe Opta GmbH ahead of the actual performance and billing by third parties of certain development expenses.

The Company had net working capital of $9.0 million and $7.0 million at March 31, 1998 and March 31, 1997, respectively. At March 31, 1998, the Company's current ratio (current assets divided by current liabilities) was 2.3 to 1, unchanged from March 31, 1997.

The Company funds its cash requirements through a combination of cash flow from operations and loans under a line of credit with Congress Financial Corporation. During the fiscal year, the Company's sales seasonality generally requires incremental working capital for investment primarily in inventories and receivables. The Company's primary source of funds for the fiscal year ended March 31, 1998 was cash flow from operations, although during fiscal 1998 the Company borrowed a maximum of $8.9 million under its line of credit to fund seasonal working capital needs, compared to its maximum borrowing of $6.2 million during fiscal 1997. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended in November 1996. The maximum line of credit, as amended, is $14.0 million, limited by a borrowing base determined by specific inventory and receivable balances. The line provides for cash loans, letters of credit, and acceptances. The agreement, as amended, expires in November 1999 with a prepayment (if applicable) fee of 1%. Loans are priced at prime plus 1%. The lender is collateralized by all assets of the Company. The unused and available line of credit at March 31, 1998 was approximately $6.7 million. The Company capitalized $0.5 million of closing costs related to the origination and amendment of the financing agreement. These costs were fully amortized at March 31, 1998. The Company believes its current financial resources to be adequate to support operations over the next twelve months.

The Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders in August 1996. Notes outstanding after August 1999 must be converted to common stock at the option of the Company. As of March 31, 1998, notes with a principle amount of $625,000 had been converted.

The Company entered into an agreement with Loewe Opta GmbH of Kronach, Bavaria, Germany, to develop and market a line of digital television products designed specifically for the North American market. The initial agreement is effective through January 1, 2003 with built in five year extensions. The Company will incur fees totaling $1.7 million and Deutsche Marks 1,050,000 (approximately $0.6 million as of June 19, 1998) for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The fee, as structured, is due in installments through August 1998. The Company expects to receive the first shipments of product from Loewe during the third quarter of its fiscal year 1999.

On April 1, 1998, the Company acquired California Audio Labs, LLC ("Cal Audio"). Cal Audio designs, develops, manufactures and distributes digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The purchase price was $775,000 in cash plus assumption of liabilities of $1.2 million. The Company expects to incur increased expenses related to the integration and development of the Cal Audio business and therefore does not anticipate a meaningful contribution to operating income by Cal Audio during the fiscal year ending March 31, 1999.

The Company leases a 33,000 square foot executive office and warehouse facility in Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and has a term of seven years, with one three year extension at the option of the Company. The Company is currently considering its space requirements in relation to its business plan which anticipates increased needs for personnel, office, and warehousing space. As such, the Company may be required to seek additional space, which would increase the Company's overall rental costs.



Inflation

Inflation has had no material effect on the Company's operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company does not utilize market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Pages F-1 through F-19


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Go-Video, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Go-Video, Inc. and subsidiary (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

/S/  DELOITTE & TOUCHE LLP

Phoenix, Arizona

May 4, 1998

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                March 31,
                                                       -------------------------
ASSETS (Note 12)                                           1998          1997

CURRENT ASSETS:
  Cash and cash equivalents                            $   445,925   $   302,788
  Receivables - less allowance for doubtful accounts
    of $100,000 and $130,000, respectively               9,460,081     7,125,384
  Inventories (Note 5)                                   6,012,022     5,026,149
  Prepaid expenses and other assets                         47,146        35,353
  Deferred income taxes (Note 9)                           100,000
                                                       -----------   -----------

          Total current assets                          16,065,174    12,489,674
                                                       -----------   -----------

EQUIPMENT AND IMPROVEMENTS (Note 10):
  Furniture, fixtures and equipment                        600,143       563,246
  Leasehold improvements                                   212,830       208,888
  Office equipment                                         844,056       664,002
  Tooling                                                1,353,360     1,296,260
                                                       -----------   -----------

          Total                                          3,010,389     2,732,396
  Less accumulated depreciation and amortization         2,109,376     1,595,705
                                                       -----------   -----------

          Equipment and improvements - net                 901,013     1,136,691

DUAL-DECK VCR PATENTS - Net of amortization
  of $54,410 and $45,894, respectively                     121,607        67,626

GOODWILL - Net of amortization of $51,139 and
  $34,092, respectively                                    119,324       136,371

MARKET EXCLUSIVITY FEE (Note 3)                          1,374,248

DEFERRED INCOME TAXES (Note 9)                             430,000

OTHER ASSETS                                                33,243        50,942
                                                       -----------   -----------

TOTAL                                                  $19,044,609   $13,881,304
                                                       ===========   ===========

                                                                     (Continued)

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                          March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                1998            1997
                                                                ----------------------------

CURRENT LIABILITIES:
  Accounts payable                                              $  1,999,330    $  1,226,644
  Accrued expenses                                                 1,042,039         980,163
  Current portion of capital lease obligations (Note 10)              89,380          82,820
  Other current liabilities (Note 6)                               1,894,495       1,040,120
  Warranty reserve - current                                         160,000         173,000
  Income taxes payable                                                23,000          20,000
  Line of credit (Note 12)                                         1,860,493       1,964,103
                                                                ------------    ------------
          Total current liabilities                                7,068,737       5,486,850
DEFERRED RENT                                                         37,152          29,739
CAPITAL LEASE OBLIGATIONS (Note 10)                                   90,673         180,059
MANDATORY CONVERTIBLE
  SUBORDINATED DEBT (Note 7)                                         740,833       1,058,333
                                                                ------------    ------------
          Total liabilities                                        7,937,395       6,754,981
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES
   (Notes 3 and 10)

STOCKHOLDERS' EQUITY (Note 8):
  Common stock, $.001 par value - authorized,
    50,000,000 shares; issued and outstanding, 12,643,297 and
    11,837,285 shares, respectively                                   12,643          11,837
  Additional capital                                              20,480,154      19,588,421
  Unamortized consulting services                                                     (5,002)
  Accumulated deficit                                             (9,385,583)    (12,468,933)
                                                                ------------    ------------
                Total stockholders' equity                        11,107,214       7,126,323
                                                                ------------    ------------

TOTAL                                                           $ 19,044,609    $ 13,881,304
                                                                ============    ============

See notes to consolidated financial statements.                      (Concluded)

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                          Years Ended
                                                           March 31,
                                        --------------------------------------------
                                             1998            1997            1996

SALES                                   $ 48,897,883    $ 40,175,195    $ 34,646,406

COST OF SALES                             36,757,540      30,035,136      29,266,086
                                        ------------    ------------    ------------

          Gross profit                    12,140,343      10,140,059       5,380,320
                                        ------------    ------------    ------------

OTHER OPERATING COSTS:
  Sales and marketing                      4,928,532       3,539,828       4,068,170
  Research and development (Note 3)          906,638       1,112,675         713,600
  General and administrative expenses      3,078,512       2,836,019       2,809,573
                                        ------------    ------------    ------------

          Total other operating costs      8,913,682       7,488,522       7,591,343
                                        ------------    ------------    ------------

          Operating income (loss)          3,226,661       2,651,537      (2,211,023)
                                        ------------    ------------    ------------

OTHER REVENUES (EXPENSES):
    Interest income                           11,206          16,846           4,258
    Interest expense                        (572,866)       (670,522)       (648,804)
    Other                                     (8,651)        (73,530)        (15,601)
                                        ------------    ------------    ------------

          Total other expenses - net        (570,311)       (727,206)       (660,147)
                                        ------------    ------------    ------------

INCOME (LOSS) BEFORE (BENEFIT)
  PROVISION FOR INCOME TAXES               2,656,350       1,924,331      (2,871,170)

(BENEFIT) PROVISION FOR INCOME
  TAXES (Note 9)                            (427,000)         40,000
                                        ------------    ------------    ------------

NET INCOME (LOSS)                       $  3,083,350    $  1,884,331    $ (2,871,170)
                                        ============    ============    ============

BASIC NET INCOME (LOSS) PER
  COMMON SHARE (Note 4)                 $        .25    $        .17    $      (0.25)
                                        ============    ============    ============

DILUTED NET INCOME (LOSS) PER COMMON
  SHARE AND SHARE EQUIVALENT (Note 4)   $        .23    $        .16    $      (0.25)
                                        ============    ============    ============

See notes to consolidated financial statements.

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                  Common Stock                           Unamortized
                                          ---------------------------      Additional     Consulting     Accumulated
                                              Shares         Amount         Capital        Services        Deficit         Total

BALANCE, APRIL 1, 1995 (Note 8)             11,273,012   $     11,273    $ 18,943,342   $   (162,580)   $(11,482,094)  $  7,309,941

  Stock options exercised for cash              58,000             58          45,542                                        45,600
  Warrants issued for
    consulting services                                                        65,912        (65,912)
  Amortization of consulting costs                                                           193,490                        193,490
  Net loss                                                                                                (2,871,170)    (2,871,170)
                                          ------------   ------------    ------------   ------------    ------------   ------------

BALANCE, MARCH 31, 1996 (Note 8)            11,331,012         11,331      19,054,796        (35,002)    (14,353,264)     4,677,861

  Stock options exercised for cash             104,000            104         115,276                                       115,380
  Stock grant                                   35,466             36          42,080                                        42,116
  Private placement (Note 7)                    60,000             60          27,306                                        27,366
  Conversion of subordinated
    debt (Note 7)                              206,807            206         224,063                                       224,269
  Exercise of warrants issued in
    conjunction with private
    placement (Note 7)                         100,000            100         124,900                                       125,000
  Amortization of consulting costs                                                            30,000                         30,000
  Net income                                                                                               1,884,331      1,884,331
                                          ------------   ------------    ------------   ------------    ------------   ------------

BALANCE, MARCH 31, 1997 (Note 8)            11,837,285         11,837      19,588,421         (5,002)    (12,468,933)     7,126,323

  Stock options exercised for cash             175,020            175         188,597                                       188,772
  Payment of interest on subordinated
    debt in stock                               54,342             54          99,946                                       100,000
  Conversion of subordinated debt              341,400            342         339,059                                       339,401
  Exercise of warrants issued in
    conjunction with private placement         224,000            224         279,767                                       279,991
  Stock issued - private placement              11,250             11             (11)
  Cash paid for conversion costs (Note 7)                                     (15,625)                                      (15,625)
  Amortization of consulting costs                                                             5,002                          5,002
  Net income                                                                                               3,083,350      3,083,350
                                          ------------   ------------    ------------   ------------    ------------   ------------

BALANCE, MARCH 31, 1998 (Note 8)            12,643,297   $     12,643    $ 20,480,154   $       --      $ (9,385,583)  $ 11,107,214
                                          ============   ============    ============   ============    ============   ============

See notes to consolidated financial statements.

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                      Years Ended
                                                                                       March 31,
                                                                      -----------------------------------------
                                                                          1998           1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $ 3,083,350    $ 1,884,331    $(2,871,170)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                       583,571        623,407      1,149,677
      Provision for losses on accounts receivable                         (30,000)                       (5,761)
      Loss (gain) on sale of equipment                                     10,578           (834)         1,752
  Changes in operating assets and liabilities - net of acquisition:
      Receivables                                                      (2,304,697)    (2,978,241)       558,914
      Inventories                                                        (985,873)       100,954         98,708
      Prepaid expenses and other assets                                   (11,793)         6,668         45,256
      Deferred income taxes                                              (530,000)
      Patents                                                             (62,497)         3,230         (1,363)
      Other assets                                                         17,699         73,308         27,868
      Accounts payable                                                    772,686     (1,285,950)     1,652,476
      Accrued expenses                                                    183,777        604,191        (29,890)
      Other current liabilities                                           854,375        417,233        369,942
      Warranty reserve                                                    (13,000)       (18,000)        68,000
      Income taxes payable                                                  3,000         20,000
      Other long-term liabilities                                           7,413         14,219         14,274
                                                                      -----------    -----------    -----------

          Net cash provided by (used in) operating activities           1,578,589       (535,484)     1,078,683
                                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment and improvement expenditures                                 (327,906)      (467,938)    (1,454,261)
  Cash acquired from acquisition                                                                         39,951
  Market exclusivity fee                                               (1,374,248)
                                                                      -----------    -----------    -----------

          Net cash used in investing activities                        (1,702,154)      (467,938)    (1,414,310)
                                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  468,763        295,098         45,600
  Registration costs                                                      (15,625)       (17,500)
  Net (repayments) borrowings under line of credit                       (103,610)      (466,227)       779,438
  Payment on capital lease obligations                                    (82,826)      (108,943)
  Net proceeds from issuance of mandatory
    convertible debt                                                                   1,350,000
  Payment of financing costs                                                             (60,134)       (85,000)
  Payment of debt assumed in acquisition                                                               (257,314)
                                                                      -----------    -----------    -----------

          Net cash provided by financing activities                       266,702        992,294        482,724
                                                                      -----------    -----------    -----------

                                                                     (Continued)

GO-VIDEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       Years Ended
                                                                        March 31,
                                                            ----------------------------------
                                                               1998        1997         1996


NET INCREASE  (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            143,137     (11,128)     147,097

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                           302,788     313,916      166,819
                                                            ---------   ---------    ---------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                               $ 445,925   $ 302,788    $ 313,916
                                                            =========   =========    =========


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid for income taxes                              $ 100,000   $  20,000
                                                            =========   =========
    Cash paid for interest                                  $ 483,789   $ 391,625    $ 567,257
                                                            =========   =========    =========
    Common shares issued for consulting services                        $  75,000
                                                                        =========
    Warrants issued for consulting services (Note 8)                                 $  65,912
                                                                                     =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Conversion of subordinated debt, accrued interest and
      payment of interest to common stock (Note 7)          $ 439,401   $ 224,269
                                                            =========   =========
    Capital lease obligations entered into by the Company                            $ 399,435
                                                                                     =========

    In connection with the acquisition:
      Liabilities assumed                                                            $ 361,120
                                                                                     =========
      Fair value of assets acquired, including
        $39,951 in cash                                                              $ 190,657
                                                                                     =========
      Excess of cost over fair value of acquired assets                              $ 170,463
                                                                                     =========


See notes to consolidated financial statements.                      (Concluded)

GO-VIDEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Go-Video, Inc. and subsidiary (the "Company") develops, designs, engineers and markets consumer electronic and video security products. The Company currently contracts with independent electronics manufacturers to produce its products to its specific standards. The Company normally receives such products at its Scottsdale, Arizona facility. Distribution of its products occurs upon receipt of customer orders.

      The following are the significant accounting and financial policies used in the preparation of the consolidated financial statements of the Company.

      a. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Go-Video Productions, Inc. (the "Subsidiary"), which has not initiated operations.

      b.    Cash and cash equivalents consisted of the following at March 31:

                                                               1998       1997

            Money market funds                               $130,868   $263,133
            Cash in checking accounts                         315,057     39,655
                                                             --------   --------

            Total                                            $445,925   $302,788
                                                             ========   ========

            Cash and cash equivalents have initial maturity dates of three months or less and are stated at cost which approximates market.

      c. Inventories are stated at the lower of cost (first-in, first-out) or market.

      d. Equipment and improvements are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets of two to five years. Amortization, by the straight-line method, of leased furniture and improvements to leased property is based upon the term of the applicable lease or the estimated useful lives of such assets, whichever is less. Tooling costs primarily relate to Dual-Deck VCRs. Depreciation of tooling is calculated using the number of new units sold (not to exceed two years) as the tooling costs relate directly to the manufacturing of the new units.

      e. Dual-Deck VCR patents represent professional fees and other costs incurred in connection with obtaining patents for the Dual-Deck VCR. The patent costs are amortized by the straight-line method over the estimated life of the patents.

      f. Goodwill represents the excess of the cost of the acquired company over the fair value of the net assets at the date of acquisition. Goodwill is amortized using the straight-line method over a period of ten years.

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

      i. Accounting for Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation. As permitted, the Company has elected not to change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based transactions. Pro forma information reflecting the fair value method is presented in Note 8.

      j. Earnings Per Share - In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, effective for both interim and annual periods ending after December 15, 1997. This statement specifies the computation, presentation and disclosure of earnings per share for entities with publicly-held common stock or potential common stock. The Company adopted this SFAS for fiscal year 1998 and, upon adoption, the Company restated all earnings per share data presented. In accordance with SFAS No. 128, basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each year and includes shares issuable upon exercise of stock options, except in those circumstances where such options would be antidilutive.

      k. New Accounting Pronouncements - The FASB recently issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Reporting Comprehensive Income standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet. The Company is currently evaluating the effect this standard will have on the Company's consolidated financial statements. The Disclosures about Segments on an Enterprise and Related Information standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the effect this standard will have on its disclosures.

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

      n. Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in the 1998 presentation.

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

      Sales and Marketing - The Company's current marketing strategy is to sell Dual-Deck VCRs and video security products with the support of independent sales representatives that represent specific geographic territories throughout the United States and who also represent many other brand name consumer electronic products. The Company currently sells its product lines directly to retailers nationwide and warehouse clubs including numerous national and regional chains, catalog accounts, specialty stores, and Armed Services PXs.

      During fiscal 1998, sales to the Company's two major customers totaled $13,310,000 and $6,271,000, which represents approximately 27 percent and 13 percent, respectively, of the Company's 1998 sales. Accounts receivable from these customers totaled $3,893,000 and $1,164,000, respectively, at March 31, 1998.

      During fiscal 1997, sales to the Company's three major customers totaled $6,395,000, $4,377,000 and $4,137,000, respectively. These amounts represent 16 percent, 11 percent and 10 percent, respectively, of the Company's 1997 sales. Accounts receivable from these customers totaled $437,000, $2,441,000 and $1,484,000, respectively, at March 31, 1997.

      During fiscal 1996, sales to the Company's major customer totaled $4,879,000. This amount represents 14 percent of the Company's 1996 sales. Accounts receivable from this customer totaled $1,072,000 at March 31, 1996.

3.    PRODUCT MANUFACTURING AND LICENSING

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

      Under the Manufacturing Agreement, Samsung manufactures Dual-Deck VCRs for the Company pursuant to the Company's specifications. Quality control and assurance is performed by Samsung at the manufacturing facility, and the Company verifies product quality by sample testing in the United States. The Manufacturing Agreement sets forth statistical defect tolerances, and indicates that the costs of any quality defects above the level of standards will be borne by Samsung. Generally, the Company purchases Dual-Deck VCRs from Samsung FOB Korea. The Manufacturing Agreement is automatically renewed for one year periods unless terminated by written notice from either party and currently extends until at least February 28, 1999.

      On January 9, 1996, the Company entered into an agreement with Shintom & Talk pursuant to which Shintom & Talk have agreed to manufacture Dual-Deck VCR's to the Company's design and specification. The agreement sets forth statistical defect tolerances, and indicates that the costs of any quality defects above the level of standards will be borne by Shintom & Talk. Generally, the Company will purchase Dual-Deck VCRs FOB Singapore. The initial term of the Manufacturing Agreement was two years. The agreement is automatically renewed for one year periods unless terminated by either party and currently extends until at least February 1999.

      The Company entered into an agreement with Loewe Opta GmbH of Kronach, Bavaria, Germany, to develop and market a line of digital television products designed specifically for the North American Market. The initial agreement is effective through January 1, 2003 with built in five year extensions. The Company will incur fees totaling $1.7 million and Deutsche Marks 1,050,000 (approximately $568,000 as of March 31, 1998) for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The fee, as structured, is due in installments through August 1998. Additionally, the agreement is structured so that Loewe Opta reimburses development and marketing costs for the project. Through March 31, 1998, Loewe Opta had reimbursed $2,000,000, of which $590,000 remained to be incurred as an expense. This amount is included in other current liabilities (Note 6). The Company expects to receive the first shipments of product from Loewe during the third quarter of its fiscal year 1999.

4.    EARNINGS PER SHARE

      As discussed in Note 1, the following is a reconciliation of the numerators and denominators of basic and diluted per share computations for income from continuing operations as required by SFAS No. 128:

                                                                        1998           1997           1996

                Net income (loss)                                  $  3,083,350   $  1,884,331   $ (2,871,170)
                                                                   ============   ============   ============

                Average outstanding common shares                    12,248,724     11,407,553     11,304,261
                                                                   ============   ============   ============
                Basic net income (loss) per share from
                  continuing operations                            $       0.25   $       0.17   $      (0.25)
                                                                   ============   ============   ============
                Diluted net income (loss) per common share -
                  Income available to common stockholders,
                  from above                                       $  3,083,350   $  1,884,331   $ (2,871,170)

                  Add interest on presumed conversion of
                    convertible debt                                     89,077         76,951
                                                                   ------------   ------------   ------------
                Net income (loss) available for diluted earnings
                  per share                                        $  3,172,427   $  1,961,282   $ (2,871,170)
                                                                   ============   ============   ============

                                                                   1998          1997          1996

                Average outstanding common shares,
                  from above                                    12,248,724    11,407,553    11,304,261

                Additional dilutive shares related to stock
                  options and warrants                             685,555       258,467

                Additional dilutive shares related to
                  subordinated notes                               866,352       902,320
                                                               -----------   -----------   -----------
                Average outstanding and potentially dilutive
                  common shares                                 13,800,631    12,568,340    11,304,261
                                                               ===========   ===========   ===========
                Diluted net income (loss) per share from
                  continuing operations                        $      0.23   $      0.16   $     (0.25)
                                                               ===========   ===========   ===========

      Options and warrants to purchase 257,700, 1,137,500 and 1,707,500 shares of common stock at various prices during the years ended March 31, 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share because the exercise of options and warrants was determined to be antidilutive.

      No events have occurred subsequent to March 31, 1998 which would have changed materially the number of common shares or potential common shares outstanding at March 31, 1998 had the events occurred prior to March 31, 1998.

5.    INVENTORIES

      Inventories consisted of the following at March 31:

                                                            1998         1997

      Service replacement parts and raw materials        $  561,896   $  581,283
      Finished goods                                      5,450,126    4,444,866
                                                         ----------   ----------
      Total                                              $6,012,022   $5,026,149
                                                         ==========   ==========

6.    OTHER CURRENT LIABILITIES

      Other current liabilities consisted of the following at March 31:

                                                                    1998         1997

        Compensation and related benefits                       $  886,236   $  728,302
        Sales returns reserve                                      411,844      310,505
        Unexpended development and marketing advance (Note 3)      590,124
        Other                                                        6,291        1,313
                                                                ----------   ----------
        Total                                                   $1,894,495   $1,040,120
                                                                ==========   ==========

7.    MANDATORY CONVERTIBLE SUBORDINATED DEBT

      The Company sold $1,500,000 of convertible subordinated notes (the "Notes") in a Private Placement with institutional holders in August 1996. The Private Placement included six Units, each consisting of one 10 percent Convertible Subordinated Note in the principle amount of $250,000 and warrants to purchase 100,000 shares of common stock at $1.25 per share (Note 8). The Notes bear interest at 10 percent per annum, accrued quarterly, paid annually in shares of common stock. At the Unit Holder's election at any time, or the Company's election following the third anniversary of the issuance of the Units, each Note will be convertible into shares of common stock. The warrants have been valued at $230,000.

      In connection with the Private Placement, the Company also issued 120,000 warrants to purchase common shares at $1.25 per share and 60,000 shares of common stock to the placement agent with a fair value of $46,000 and $75,000, respectively. In addition, professional fees in the amount of approximately $236,000 were incurred by the Company in connection with the Private Placement.

      In 1997, Notes with a principle amount of $250,000 were converted. The transaction, including interest, resulted in the issuance of 206,807 shares of common stock to note holders. In addition, 100,000 warrants held by a note holder were exercised to purchase 100,000 shares of common stock at a price of $1.25 per share.

      In 1998, Notes with a principal amount of $375,000 were converted. The transactions, including interest on all Notes outstanding, resulted in the issuance of 395,742 shares of common stock to note holders. In addition, 224,000 warrants issued to note holders and the placement agent in the prior year were exercised to purchase stock at a price of $1.25 per share.

8.    STOCKHOLDERS' EQUITY

      Stock Warrants - During the year ended March 31, 1996, the Company entered into four separate consulting agreements. In exchange for services, the Company issued 110,000 warrants. Each warrant entitles the holder to purchase one share of the Company's common stock. The warrants are exercisable for four years, commencing one year after the date of grant. The associated consulting costs for these agreements have been fully amortized as of March 31, 1998.

      A summary of warrant activity is as follows:

                                            Warrants              Warrant
                                          Outstanding         Price per Share

      Balance, April 1, 1995               2,708,395    $    1.688 - $    8.250
        Issued                               110,000         1.563 -      1.688
        Expired                             (185,000)        3.375 -      4.200
                                          ----------    ---------- - ----------
      Balance, March 31, 1996              2,633,395         1.563 -      8.250
        Issued (Note 7)                      720,000         1.250
        Exercised                           (100,000)        1.250
        Expired                           (2,146,951)        4.950 -      8.250
                                          ----------    ---------- - ----------
      Balance, March 31, 1997              1,106,444         1.250 -      3.125
        Issued                                22,500         1.250
        Exercised                           (224,000)        1.250
        Expired                              (76,444)        2.250 -      3.125
                                          ----------    ----------   ----------
      Balance, March 31, 1998                828,500    $    1.250   $    1.688
                                          ==========    ==========   ==========

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

      Effective November 1989, the Board of Directors approved the 1989 Nonstatutory Stock Option Plan. Pursuant to the terms of the plan, only full-time employees and directors of the Company or any entity in which the Company has at least 50 percent ownership are eligible to participate. Eligibility is determined by the Committee which administers the plan. The Company has reserved 500,000 shares of its common stock to be granted under the 1989 plan.

      Effective November 1991, the Company's stockholders approved the Go-Video, Inc. 1991 Employee Stock Option Plan. This plan provides for the granting of incentive and nonqualified stock options to eligible officers and employees of the Company as determined by the plan Committee who administers the plan. The Company reserved 500,000 shares of its common stock to be granted under the plan.

      Effective December 1993, the Company's stockholders approved the Go-Video, Inc. 1993 Employee Stock Option Plan. The plan provides for the granting of incentive and nonqualified stock options to officers and key employees of the Company as determined by the 1993 plan committee who administers the plan. The Company reserved 500,000 shares of its common stock to be granted under the plan. During 1997, the Company reserved an additional 500,000 shares of its common stock to be granted under the Plan.

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

      A summary of changes in stock options is as follows:


                                                     Option     Weighted Average
                                                     Shares       Option Price

      Balance, April 1, 1995                       1,644,880          1.96
        Granted                                      240,000          1.58
        Exercised                                    (58,000)         0.79
        Canceled                                     (49,900)         3.13
                                                  ----------         -----
      Balance, March 31, 1996                      1,776,980          1.93
        Granted                                      453,253          1.11
        Exercised                                   (104,000)         1.11
        Canceled                                    (378,800)         1.62
                                                  ----------         -----
      Balance, March 31, 1997                      1,747,433          1.83
        Granted                                      400,000          1.69
        Exercised                                   (175,020)         1.08
        Canceled                                     (46,500)         2.43
                                                  ----------         -----
      Balance, March 31, 1998                      1,925,913         $1.86
                                                  ==========         =====

      The  following   information,   aggregated  by  option  price  ranges,  is
      applicable to those shares outstanding at March 31, 1998:


      Range of exercise prices                               $.50 - $1.00   $1.25 - $3.00   $4.00 - $8.50
      Shares outstanding in range                                 293,200       1,613,013          19,700
      Weighted-average exercise price                        $        .82   $        2.01   $        4.35
      Weighted average remaining contractual life (years)            6.21            6.42            2.32
      Shares currently exercisable                                293,200       1,513,013          19,700
      Weighted average exercise price of shares
        currently exercisable                                $        .82   $        2.01   $        4.35

      The Company applies Accounting Principle Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized based on the fair value at the grant dates for awards under those plans. Had compensation for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with a methodology prescribed in SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the years ended March 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:


                                                              1998          1997           1996

      Net income (loss) - as reported                     $ 3,083,350   $ 1,884,331   $ (2,871,170)
                                                          ===========   ===========   ============
      Net income (loss) - pro forma                       $ 2,725,178   $ 1,639,516   $ (3,055,234)
                                                          ===========   ===========   ============
      Basic net income (loss) per share - as reported     $       .25   $       .17   $      ( .25)
                                                          ===========   ===========   ============
      Basic net income (loss) per share - pro forma       $       .22   $       .14   $      ( .27)
                                                          ===========   ===========   ============
      Diluted net income (loss) per share - as reported   $       .23   $       .16   $      ( .25)
                                                          ===========   ===========   ============
      Diluted net income (loss) per share - pro forma     $       .20   $       .14   $      ( .27)
                                                          ===========   ===========   ============

      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                               1998         1997         1996

      Expected dividend yield                   0%           0%           0%
      Expected volatility                     60.8%        52.8%        52.8%
      Risk-free interest rate                   7%           7%           7%
      Expected life                          4 years      4 years      4 years


      401(k) Plan - Effective January 1, 1996, the Company established a 401(k) plan for its employees. Employees may contribute between 1 percent and 16 percent of their total compensation to the Plan. The Company may make matching contributions, on a discretionary basis, equal to a percentage of an employee's covered compensation contributed to the Plan for the year. In addition, the Company may make an annual profit sharing contribution to the Plan. The Company's contribution to the Plan for the years ended March 31, 1998, 1997 and 1996 was $50,121, $35,724 and $8,054, respectively.

9.    INCOME TAXES

      The (benefit) provision for income taxes is as follows:

                                                         1998            1997

      Current                                         $ 103,000       $  40,000
      Deferred                                         (530,000)
                                                      ---------       ---------

      Total                                           $(427,000)      $  40,000
                                                      =========       =========

      The following is a reconciliation of the reported effective income tax rates to the statutory rates:

                                                1998       1997        1996

      Federal statutory income tax rate        34.0%       34.0%       34.0%
      Utilization of net operating losses      (34.0)      (34.0)      (34.0)
      Reversal of valuation allowance          (20.0)
      AMT and state income taxes                3.9         2.1         0.0
                                               ----        ----        ----

      Effective rate                           (16.1)%      2.1%        0.0%
                                               ====        ====        ====

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

      The tax effect of significant items comprising the Company's net deferred tax asset for the years ended March 31 are as follows:


                                                            1998              1997

      Current - reserves not currently deductible      $   748,000       $   602,000

      Non-current:
        Difference between book and tax basis
          of property                                      438,000           254,000
        Operating loss carryforwards                     6,687,000         6,787,000
        Tax credit carryforwards                           189,000           189,000
        Contribution carryforwards
        Other intangibles                                   77,000            95,000
                                                       -----------       -----------

      Net deferred tax asset                             8,139,000         7,927,000
      Valuation allowance                               (7,609,000)       (7,927,000)
                                                       -----------       -----------

      Net deferred asset                               $   530,000       $      --
                                                       ===========       ===========

      During 1998, the Company reduced the valuation allowance to recognize a deferred tax asset at March 31, 1998. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences.

      The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that approximately $530,000 of deferred tax assets will be realized. The remaining valuation allowance of approximately $7,609,000 is maintained against deferred tax assets which the Company has not determined to be more likely than not realizable at this time.

      At March 31, 1998, for income tax purposes, the Company had available the following net operating loss and investment and research and development tax credit carryforwards:

                                        Net          Investment     Research and
                                     Operating          Tax          Development
       Date of Expiration               Loss           Credit        Tax Credit

       2000                                         $     1,700
       2001                                                          $       300
       2002
       2003                        $   747,000                             3,400
       2004                          3,420,000                             3,200
       2005                          7,336,000                            22,400
       2006                            602,000                            60,400
       2007                          1,513,000                            97,600
       2008                            720,000
       2009                            484,000
       2010                             13,000
       2011                          1,626,000
       2012                             43,000
                                   -----------      -----------      -----------

      Total                        $16,504,000      $     1,700      $   187,300
                                   ===========      ===========      ===========

10.   COMMITMENTS AND CONTINGENCIES

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

      At March 31, 1998, future minimum payments required under noncancelable operating leases and the present value of future minimum capital lease payments with terms in excess of one year are as follows:

                                                                                Future
                                                                                Minimum
                                                                               Operating
                                                                Capital          Lease
                                                                 Leases         Payment

      1999                                                     $  100,550      $  296,896
      2000                                                         85,938         307,126
      2001                                                          9,843         309,174
      2002                                                                        319,400
      2003                                                                        266,180
      Thereafter
                                                               ----------      ----------
      Total                                                       196,331      $1,498,776
                                                                               ==========
      Less imputed interest-rates ranging from 11% to 14%          16,278
                                                               ----------
      Present value of minimum capital lease obligations          180,053
      Less current portion of capital lease obligations            89,380
                                                               ----------
      Long-term portion of capital lease obligations           $   90,673
                                                               ==========

      The Company's rental expense for the years ended March 31, 1998, 1997 and 1996 was $302,725, $306,528 and $321,389, respectively.

11.   RELATED PARTY TRANSACTIONS

      During the years ended March 31, 1998, 1997 and 1996, the Company paid its directors $91,157, $124,346 and $150,151, respectively, for directors' fees, legal services and consulting services rendered.

12.   FINANCING AGREEMENT

      In October 1992, the Company entered into a financing agreement which was last amended and restated on November 1, 1996. The maximum line of credit is $14,000,000, limited by a borrowing base determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of three years. Interest is charged at prime (8.5% at March 31, 1998) plus 1 percent. The Company pays a monthly fee on the unused balance of the line of credit of .25 percent per year. The line of credit is collateralized by all assets of the Company. The line of credit is estimated to approximate fair value as the actual rate is consistent with the rate estimated to be currently available for debt of similar terms.

      Certain information relative to the line of credit for the years ended March 31 is as follows:


                                                                    1998            1997

      Maximum amount of loans outstanding during the period      $8,868,682      $6,183,219
      Average daily loans outstanding during the period           3,760,731       2,676,475
      Average effective interest rate                                  9.5%           10.4%

      Amortization expense of costs incurred in connection with obtaining, amending and renewing the financing agreement for the years ended March 31, 1998, 1997 and 1996, was $0, $65,833 and $81,547, respectively. At
      March 31, 1998, all such costs have been fully amortized.

      The Company had letters of credit of $1,768,000 outstanding at March 31, 1998. The unused and available line of credit at March 31, 1998 was approximately $6,694,000.

13.   BUSINESS COMBINATIONS

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

      Effective April 1, 1998, the Company acquired California Audio Labs, LLC ("California Audio"). California Audio designs, develops, manufactures, and distributes digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The purchase price was $775,000 plus assumption of liabilities of $1,206,000.

                                   * * * * * *

                                    PART III

Item 10.   Directors, and Executive Officers of the Registrant
           ---------------------------------------------------

The information regarding executive officers required by Item 10 is furnished under "Executive Officers of the Registrant" in Part I of this Report. The other information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on August 20, 1998 (the "Proxy Statement").

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

                                                                                         Page or
                                                                                     Method of Filing
                                                                                     ----------------
(a)   Financial Statements:

      (1)  Report of Deloitte & Touche LLP.                                              Page F-1

      (2)   Consolidated  Financial Statements and Notes to Consolidated Financial       Page F-2
            Statements of  the Company for the fiscal years ended March 31, 1998,
            1997, and 1996.

(b)   Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

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

10.4       Assignment of U.S. Patent Rights to Go-Video, Inc.,          Incorporated by
           by R. Terren Dunlap, John Berkheimer, and Dwayne             reference to Exhibit
           Woodmas, dated August 4, 1988                                10-B(3) to Annual
                                                                        Report on Form 10K for
                                                                        the fiscal year ended
                                                                        July 31, 1988 (the
                                                                        "1988 10K")

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

10.22      Office Lease Agreement between Go-Video Inc.                 Incorporated by
           and 78 McClain, L.L.C., for premises at 7835 East            reference to
           McClain Drive, Scottsdale, AZ, dated November                Exhibit 10.22 to
           15, 1994.                                                    Quarterly Report
                                                                        Form 10Q for the
                                                                        quarter ended
                                                                        January 31, 1995.

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

10.30     Development, Marketing, and Distribution Agreement between    Incorporated by
          Go-Video Inc. and Loewe Opta GmbH dated January 1, 1997.      Reference to Exhibit 10.30
                                                                        to the  Quarterly Report Form
                                                                        10Q for the quarter ended
                                                                        September 30, 1997.

10.31     Acquisition Agreement By and Between Go-Video, Inc. and       Filed Herewith
          Go-Video Productions, Inc. and Pornthep Srichawla, Akradej
          Srichawla, and Vorthep Srichawla dated April 1, 1998

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

23        Independent Auditor's Consent                                 Filed Herewith

27        Financial Data Schedule                                       Filed Herewith

--------------------------------------------------------------------------------

*  Management contract or compensatory plan
** Confidential treatment requested

(d)      Reports on Form 8-K:

         The Company did not file any Reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GO-VIDEO, INC.


                                         By    /s/  Roger B. Hackett
                                           -------------------------------
                                         Roger B. Hackett
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer, President,
                                         and Chief Operating Officer

                                         Dated: June 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    Name and Signature                                  Title                            Date
    ------------------                                  -----                            ----


 /s/  Roger B. Hackett                   Chairman of the Board of                    June 25, 1998
-----------------------------            Directors, Chief Executive Officer,
Roger B. Hackett                         President, and Chief Operating Officer
                                         (principal executive officer)


 /s/  Douglas P. Klein                   Vice President, Chief Financial Officer,    June 25, 1998
-----------------------------            Secretary and Treasurer
Douglas P. Klein                         (principal financial and
                                           accounting officer)



/s/  Carmine F. Adimando                 Director                                    June 25, 1998
-----------------------------
Carmine F. Adimando


 /s/  Thomas F. Hartley, Jr.             Director                                    June 25, 1998
-----------------------------
Thomas F. Hartley, Jr


 /s/  Thomas E. Linnen                   Director                                    June 25, 1998
-----------------------------
Thomas E. Linnen


 /s/  William T. Walker, Jr.             Director                                    June 25, 1998
-----------------------------
William T. Walker, Jr.

                                       S-1