Form 10-Q
period 1998-06-30
GO VIDEO INC
filed 1998-08-14
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

13,047,853 shares of Common Stock were outstanding as of August 12, 1998

                                 GO-VIDEO, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

             Consolidated Balance Sheets --
             At June 30, 1998 and March 31, 1998                           3

             Consolidated Statements of Operations --
             Three Months Ended June 30, 1998
             and 1997                                                      4

             Consolidated Statements of Cash Flows --
             Three Months Ended June 30, 1998 and 1997                   5-6

             Notes to the Interim Consolidated Financial Statements -    7-9

             Management's Discussion and Analysis of Results
             of Operations and Financial Condition                     10-12

             Quantitative and Qualitative Disclosures About               13
             Market Risk

Part II. OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                    13

             Signatures                                                  S-1

                         GO-VIDEO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                                                June 30, 1998    March 31, 1998
                                                                      -------------    --------------
                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                  314,151           445,925
Receivables - less allowance for doubtful accounts
   of $110,000                                                           9,699,050         9,460,081
Inventories                                                              9,512,274         6,012,022
Prepaid expenses and other assets                                          305,123            47,146
Deferred income taxes                                                      100,000           100,000
                                                                      ------------      ------------

                    Total Current Assets                                19,930,598        16,065,174
                                                                      ------------      ------------

EQUIPMENT AND IMPROVEMENTS:
Furniture, fixtures & equipment                                            682,860           600,143
Leasehold improvements                                                     212,830           212,830
Office equipment                                                         1,073,205           844,056
Tooling                                                                  1,482,602         1,353,360
                                                                      ------------      ------------

                    Total                                                3,451,497         3,010,389

Less accumulated depreciation and amortization                           2,196,263         2,109,376
                                                                      ------------      ------------

  Equipment and improvements - net                                       1,255,234           901,013
                                                                      ------------      ------------

Dual-Deck VCR Patents, net of amortization of $56,271
and $54,410,respectively                                                   119,746           121,607
Goodwill, net of amortization of 69,524
and 56,271,respectively                                                  1,321,429           119,324
Market exclusivity fee                                                   1,974,023         1,374,248
Deferred Income Taxes                                                      430,000           430,000
Other Assets                                                                30,781            33,243
                                                                      ------------      ------------

TOTAL                                                                 $ 25,061,811      $ 19,044,609
                                                                      ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $  2,922,161      $  1,999,330
Accrued expenses                                                         1,730,995         1,042,039
Other current liabilities                                                1,883,435         1,983,875
Warranty reserve - current                                                 228,460           160,000
Income taxes payable                                                        81,000            23,000
Line of credit                                                           5,489,015         1,860,493
                                                                      ------------      ------------

                    Total Current Liabilities                           12,335,066         7,068,737
                                                                      ------------      ------------

Long Term Liabilities                                                      208,091           127,825
Mandatory Convertible Subordinated Debt                                    524,167           740,833
                                                                      ------------      ------------

                    Total Liabilities                                   13,067,324         7,937,395
                                                                      ------------      ------------

STOCKHOLDERS' EQUITY:
Common stock $.001 par value - authorized, 50,000,000 shares;
  issued and outstanding, 13,005,153 and
  12,643,297 shares, respectively                                           13,005            12,643
Additional capital                                                      20,828,284        20,480,154
Accumulated deficit                                                     (8,846,802)       (9,385,583)
                                                                      ------------      ------------

                    Total Stockholders' Equity                          11,994,487        11,107,214
                                                                      ------------      ------------

TOTAL                                                                 $ 25,061,811      $ 19,044,609
                                                                      ============      ============

                         GO-VIDEO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (unaudited)

                                                                     For The Three
                                                                  Months Ended June 30,
                                                               ---------------------------
                                                                   1998           1997
                                                                  ------          -----

Sales                                                          $ 11,729,088    $ 9,759,307
Cost of Sales                                                     8,317,390      7,387,790
                                                               ------------    -----------
    Gross profit                                                  3,411,698      2,371,517
                                                               ------------    -----------

Other Operating Costs:
 Sales and marketing                                              1,249,917        828,659
 Research and development                                           357,856        359,503
 General and administrative expenses                              1,070,270        742,756
                                                               ------------    -----------
    Total other operating costs                                   2,678,043      1,930,918
                                                               ------------    -----------
    Operating income                                                733,655        440,599
                                                               ------------    -----------
Other Revenues (Expenses):
 Interest income                                                      3,372          1,925
 Interest expense                                                  (140,492)      (109,287)
 Other                                                                   75         (9,292)
                                                               ------------    -----------
    Total other expenses-net                                       (137,045)      (116,654)
                                                               ------------    -----------

Income Before Provision for income taxes                            596,610        323,945

Provision for Income Taxes                                           58,000          5,000
                                                               ------------    -----------

Net Income                                                     $    538,610    $   318,945
                                                               ============    ===========

Basic Net Income per Common Share                              $       0.04    $      0.03
                                                               ============    ===========

Diluted Net Income per Common Share and
    Share Equivalent                                           $       0.04    $      0.03
                                                               ============    ===========

                         GO-VIDEO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (unaudited)

                                                                                    For the Three
                                                                                 Months Ended June 30,
                                                                             -----------------------------
                                                                                 1998             1997
                                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $   538,610      $   318,945
   Adjustments to reconcile net income
     to net cash provided by operating activities-
       Depreciation and amortization                                             107,266          190,333
       Provision for losses on accounts receivable                               (10,493)
       Loss on sale of equipment                                                                    9,845
     Change in operating assets and liabilities-net of acquisition:
       Receivables                                                                61,681        1,520,815
       Inventories                                                            (2,643,912)      (1,846,624)
       Prepaid expenses and other assets                                        (257,977)        (122,953)
       Other assets                                                                2,462                0
       Accounts payable                                                          568,163           64,362
       Accrued expenses                                                          683,597         (123,088)
       Other current liabilities                                                (136,783)        (459,498)
       Warranty reserve                                                              460           (7,000)
       Other long-term liabilities                                                 1,853              619
       Income taxes payable                                                       58,000          (10,000)
                                                                             -----------      -----------
 Net cash used in operating activities                                        (1,027,073)        (464,244)
                                                                             -----------      -----------

INVESTING ACTIVITIES:
      Market exclusivity fee                                                    (599,775)               0
      Cash paid for acquisition net of cash acquired                          (1,947,034)               0
      Equipment and improvement expenditures                                    (296,554)         (92,780)
                                                                             -----------      -----------
        Net cash used in investing activities                                 (2,843,363)         (92,780)
                                                                             -----------      -----------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                      131,826           76,250
     Payment on capital lease obligations                                        (21,686)         (21,711)
     Net borrowings (payments) under line of credit                            3,628,522          569,275
                                                                             -----------      -----------
        Net cash provided by financing activities                              3,738,662          623,814
                                                                             -----------      -----------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                                       (131,774)          66,347

CASH AND CASH EQUIVALENTS, beginning of period                                   445,925          302,788
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                     $   314,151      $   369,578
                                                                             ===========      ===========

                          GO-VIDEO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (unaudited)



                                                              For the Three
                                                           Months Ended June 30
                                                          ----------------------
                                                             1998         1997
                                                          ---------     --------
SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
     Interest paid                                        $  123,009    $109,287
                                                          ==========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
Conversion of subordinated debt and accrued interest
      to common stock                                     $  216,666
                                                          ==========

In connection with the acquisition, liabilities were
    assumed as follows:
    Liabilities assumed                                   $2,545,301    $      0
                                                                        --------
    Fair value of assets acquired, including $33,799
      in cash                                             $1,324,811    $      0
                                                          ----------    --------
    Excess of cost over fair value of assets acquired     $1,220,491    $      0
                                                          ==========    ========

                         GO-VIDEO, INC. AND SUBSIDIARIES
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------


GENERAL
-------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal reccurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and changes in its financial position for the periods reported. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The consolidated financial statements include Go-Video Inc. and its wholly owned subsidiary California Audio Labs LLC ("California Audio"). All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

On April 1, 1998, the Company acquired of California Audio. The purchase price was $775,000 in cash plus assumption of liabilities of $1.2 million. The acquisition was accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed of approximately $1,200,000 has been allocated to goodwill and is being amortized over twenty years. The Company also has recorded goodwill of $170,000 from the April 1995 acquisition of the predecessor to the Company's Security Products Division which is being amortized over ten years.

Inventories at June 30, 1998 consisted of $456,358 of raw materials and service parts and $9,055,916 of finished goods.

The Market Exclusivity Fee of approximately $1,974,023 represents ten installments of a fee to be paid by the Company to Loewe Opta GmbH for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The total fee will be amortized on a straight line basis over the initial term of the agreement which ends on January 1, 2003. Amortization will begin with deliveries of product to the Company, anticipated for the third quarter of fiscal 1999.

The Company is engaged in the design, development, and marketing of consumer electronic audio, video, and television products and video security products. Sales of the Company's Dual-Deck videocassette recorder have constituted substantially all of its revenue of the last five fiscal years. For the three months ended June 30, 1998 one customer represented 41% of the Company's revenue. Accounts receivable from this customer was $4,110,420 at June 30, 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of this statement on April 1, 1998 had no impact on the Company's financial statement presentation or related disclosures. In June 1997, the Financial Accounting Standards Board issued SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company does not believe this standard will require additional disclosures when adopted.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1998 are as follows:

                  Deferred Tax Assets:
                  Current-reserves not currently
                        deductible                           $  456,000
                  Noncurrent:
                     Differences between book & tax
                        basis of property                    $  458,000
                     Operating loss carryforwards             6,687,000
                     Tax credit carryforwards                   189,000
                     Other intangibles                           77,000
                                                             ----------

                  Net Deferred Tax Asset                      7,867,000

                  Valuation Allowance                        (7,137,000)
                                                             ----------

                  Net Deferred Asset                         $  530,000
                                                             ==========

SFAS No.128, "Earnings Per Share", requires a reconciliation of the numerator and denominators of basic and diluted earnings per share as follows:

                                           For the Three Months Ended June 30,
                                           -----------------------------------

                                                      1998            1997
                                                      ----            ----

Net Income                                     $   538,610     $   318,945
                                               -----------     -----------
Average Outstanding Common
  Shares                                        12,842,237      11,860,220
                                               -----------     -----------

Basic Net Income Per Share                     $       .04     $       .03
                                               -----------     -----------

Diluted Net Income per
  Common Share-
   Income available to common                  $   538,610     $   318,945
     Stockholders, from a  bove
  Add interest on presumed
    conversion of convertible debt                  19,667          21,250
                                               -----------     -----------
  Net income available for diluted
    earnings per share                         $   558,277     $   340,195
                                               ===========     ===========
Average Outstanding Common
  Shares, from above                            12,842,237      11,860,220
Additional dilutive shares related to
   stock options and warrants                    1,135,220         390,124
Additional dilutive shares related to
   subordinated notes                              610,000       1,109,139
                                               -----------     -----------
Average outstanding and potentially
  Dilutive common shares                        14,587,457      13,359,483
                                               ===========     ===========

Dilutive net income per share                  $       .04     $       .03
                                               -----------     -----------

Options and warrants to purchase 206,630 shares of common stock at various prices were outstanding during the three months ended June 30, 1998 but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average price of the common shares.

The information presented within the financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal year ended March 31, 1998, and March 31, 1997 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the 1998 Annual Report on Form 10-K.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended June 30, 1998  compared  with the three months ended June 30,
--------------------------------------------------------------------------------
1997:
-----

Net sales increased 20.2% to $11.7 million during the three months ended June 30, 1998 from $9.8 million during the three months ended June 30, 1997. The increase in net sales was primarily due to a 17% increase in net units of Dual-Deck VCRs (DDVCR) sold by the Company's Consumer Electronics Division for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 and a 3% increase in the average selling price per unit over the two periods. The increase in net units sold was primarily due to increased demand for the Company's current model line of DDVCR's, particularly the Company's Hi-Fi models as a result of lower retail prices and continued expansion of sales into warehouse clubs. Sales to the warehouse clubs were 48.1% for the three months ended June 30, 1998. The Company does not anticipate the percentage of sales sold to warehouse clubs during the three months ended June 30, 1998 to be representative of future results as the Company's mainstream consumer electronics retailer accounts reduced their purchases of certain older models during the quarter in anticipation of second quarter deliveries of the new lower priced line. Sales of the Company's Security Products Division were approximately 8% of total net sales for the three months ended June 30, 1998 up from 4% for the comparable period of the prior year. The Company's Home Theater Division, which consists of its recently acquired wholly owned subsidiary California Audio, represented 5% of total sales for the three months ended June 30, 1998.

Gross profit was $3.4 million and $2.4 million for the three months ended June 30, 1998 and 1997, respectively, representing a 43.9% increase in gross profit dollars. The increase in gross profit dollars was primarily due to higher unit sales of the current DDVCR model lines and increased gross profit dollars contributed by the Company's Security and Home Theater Divisions. Gross profit as a percentage of sales increased from 24.3% for the three months ended June 30, 1997 to 29.1% for the three month period ended June 30, 1998. The increase in gross profit percentage is primarily result of the Company's sales mix which included an increased percentage of Hi-Fi DDVCR models (typically carrying a higher gross margin).

Sales and marketing expense increased 50.8% to $1.2 million for the three months ended June 30, 1998 from $0.8 million for the three months ended June 30, 1997. As a percentage of sales, sales and marketing expenses increased from 8.5% in the three months ended June 30, 1997, to 10.7% in the three months ended June 30, 1998. The increase in sales and marketing expense was primarily due to increased market development funds used for sales rebate programs, and sales and marketing expenses incurred by California Audio which was acquired on April 1, 1998.

Research and development expenses were $0.4 million for the three months ended June 30, 1998 and 1997. As a percentage of sales, research and development expense decreased slightly from 3.7% for the three months ended June 30, 1997 to 3.1% for the three months ended June 30, 1998 due to the increase in sales.

General and administrative expenses increased 44.1% to $1.1 million for the three months ended June 30, 1998 from $0.7 million for the three months ended June 30, 1997. As a percentage of sales, general and administrative expense increased from 7.6% for the three months ended June 30, 1997 to 9.1% for the three months ended June 30, 1998. The increase in general and administrative expense was primarily due to additional administrative costs incurred due to the acquisition and integration of California Audio and increased personnel and travel expense during the three months ended June 30, 1998.

As a result of the above, the Company recorded operating profit of $0.7 million for the three months ended June 30, 1998 compared with operating profit of $0.4 million for the three months ended June 30, 1997. The Company recorded net other expense of $0.1 million for the three months ended June 30, 1998 and 1997. Net income for the three months ended June 30, 1998 was $0.5 million compared with net income of $0.3 million for the three months ended June 30, 1997. The Company recorded a provision for income taxes of $58,000 representing its state and estimated alternative minimum tax liabilities for the three months ended June 30, 1998. For the three months ended June 30, 1997, the Company recorded a provision for income tax of $5,000 representing its alternative minimum tax liability.

Seasonality
-----------

The Company's primary product lines compete within the consumer electronics industry, which generally experience seasonality in sales. Accordingly, the Company generally expects to experience peaks in its sales from September through January, which covers the holiday selling season.

Year 2000 Compliance
--------------------

The Company is conducting its evaluation of its management information systems and the possible effect of Year 2000 hardware and software issues. In addition the Company is in communication with its significant suppliers, financial institutions, and other parties that provide critical services or supplies to the Company to assess their respective compliance with Year 2000 issues. There can be no assurance that the Company's significant suppliers will properly address and resolve such Year 2000 issues. Expenditures to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's financial position or results of operations.

Future Results
--------------

The Company's expectations for results of operations and other forward-looking statements contained in this report on Form 10-Q, particularly statements relating to the sustainability of profitable growth, the expected amendment of the Company's credit agreement, the impact of year 2000 issues, and expected results and the timing of product shipments for the security products and home theater markets, involve a number of risks and uncertainties. Among the factors that could affect future operating results are the following: business conditions and general economic conditions; changes in legislation that may affect the ability of the Company to sell its products; competitive factors, such as the pricing and marketing efforts of rival companies; timing of product introductions; success of competing or future technologies; ability to negotiate reduced product manufacturing costs; and the pace and success of product research and development, particularly with overseas distributors of the DDVCR, and the direct view digital television development with Loewe Opta GmbH; and the successful integration of California Audio which was acquired by the Company effective April 1, 1998.

Capital Resources and Liquidity
-------------------------------

Net cash used in operating activities net of the effect of the California Audio acquisition was $1.0 million for the three months ended June 30, 1998 and $0.5 million for the three months ended June 30, 1997. The increase in net cash used was primarily a result of a $2.6 million increase in inventory offset in part by $0.5 million of net income. The increase in the inventory balance from March 31, 1998 to June 30, 1998 was primarily due to the increased number of DDVCR inventory models carried by the Company, increased numbers of video security products resulting from the Company's March 1998 agreement with Samsung Electronics to market and distribute Samsung branded security product inventory. The 3.6 million increase in the Company's line of credit is primarily due to the purchase of California Audio and increased purchases of inventory.

The Company had net working capital of $7.6 million and $8.9 million at June 30, 1998 and March 31, 1998, respectively. At June 30, 1998, the Company's current ratio (the ratio of current assets to current liabilities) was 1.6 to 1.

The Company's sales seasonality requires incremental working capital for investment primarily in inventories and receivables, which the Company currently funds through a line of credit with Congress Financial. The financing agreement was entered into in October 1992 and was last amended in November 1996. The maximum line of credit, as amended, is $14.0 million, limited by a borrowing base determined by specific inventory and receivable balances and provides for cash loans, letters of credit and acceptances. The agreement, as amended, expires in November 1999 with a prepayment (if applicable) fee of 1.0%. Loans are priced at the lender's prime lending rate plus 1.0%. The lender is collateralized by all assets of the Company. The unused and available line of credit at June 30, 1998 was approximately $3.5 million. The Company expects to amend its current line of credit with Congress Financial in August 1998. The Company expects the amendment will among other things increase its maximum line to $20 million to support its increasing operational requirements over the next twelve months, which include increased inventory purchases, and expenditures related to growth. The Company believes that its current capital resources together with its internally generated funds will be sufficient to fund its operational growth.

The Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders in August 1996. Notes outstanding after August 1999 must be converted to common stock at the option of the Company. As of June 30, 1998, $875,000 of the notes had been converted into common stock.

The Company entered into an agreement with Loewe Opta GmbH of Kronach, Bavaria, Germany, to develop and market a line of digital television products designed specifically for the North American Market. The initial agreement is effective through January 1, 2003 with built in five year extensions. The Company will incur fees totaling $1.7 million and Deutsche Marks 1,050,000 (approximately $0.6 million as of August 12, 1998) for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The fee, as structured, is due in installments through August 1998. The Company expects to receive the first shipments of product from Loewe during the third quarter of its fiscal year 1999.

On April 1, 1998 the Company acquired California Audio. California Audio designs, develops, manufactures and distributes digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The Company expects to incur increased expenses related to the integration and development of the California Audio Labs business and therefore does not anticipate a meaningful contribution to operating income by Cal Audio during the fiscal year ending March 31, 1999.

The Company leases a 33,000 square foot executive office and warehouse facility in north Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and has a term of seven years, with one three year extension at the option of the Company. The Company is currently considering its space requirements in relation to its business plan, which anticipates increased needs for personnel, office, and warehousing space. As such, the Company may be required to seek additional space, which would increase the Company's overall rental costs.

Inflation
---------

Inflation has had no material effect on the Company's operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize market risk sensitive instruments.

Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

27                                        Financial Data Schedule

NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GO-VIDEO, INC. (Registrant)


Date: August 12, 1998             By   /S/ ROGER B. HACKETT
                                     ----------------------
                                        Roger B. Hackett
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President and Chief Operating Officer



Date: August 12, 1998             By   /S/ DOUGLAS P. KLEIN
                                     ----------------------
                                        Douglas P. Klein
                                        Chief Financial Officer, Vice President,
                                        Secretary and Treasurer
                                        (principal financial and
                                           accounting officer)