Form 10-Q
period 1998-09-30
GO VIDEO INC
filed 1998-11-16
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    -------------

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

YES   [X]       NO   [ ]

13,419,178 SHARES OF COMMON STOCK WERE OUTSTANDING AS OF NOVEMBER 13, 1998

                                 GO-VIDEO, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

             Consolidated Balance Sheets --
             At September 30, 1998 and March 31, 1998                       3

             Consolidated Statements of Operations --
             Three and Six Months Ended September 30, 1998
             and 1997                                                       4

             Consolidated Statements of Cash Flows --
             Six Months Ended September 30, 1998 and 1997               5 - 6

             Notes to Consolidated Financial Statements -               7 - 10

             Quantitative and Qualitative Disclosures About

             Market Risk

             Management's Discussion and Analysis of Results
             of Operations and Financial Condition                     11 - 16

Part II. OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                      17

             Signatures                                                    S-1

                          GO-VIDEO, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

ASSETS                                   SEPTEMBER 30, 1998       MARCH 31, 1998
                                         ------------------       --------------
                                            (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                  $    557,026            $    445,925
Receivables - less allowance for
  doubtful accounts of $110,000
  and $100,000, respectively                 12,432,376               9,460,081
Inventories                                  15,858,932               6,012,022
Prepaid expenses and other assets               540,106                  47,146
Deferred tax asset                              100,000                 100,000
                                           ------------            ------------

      Total Current Assets                   29,488,440              16,065,174
                                           ------------            ------------
EQUIPMENT AND IMPROVEMENTS:
Furniture, fixtures & equipment                 743,999                 600,143
Leasehold improvements                          212,830                 212,830
Office equipment                              1,104,603                 844,056
Tooling                                       1,482,602               1,353,360
                                           ------------            ------------
      Total                                   3,544,034               3,010,389
Less accumulated depreciation
  and amortization                            2,381,649               2,109,376
                                           ------------            ------------

  Equipment and Improvements - net            1,162,385                 901,013
                                           ------------            ------------
Patents, net of amortization of $57,769
  and $54,410, respectively                     118,248                 121,607
Goodwill, net of amortization of $89,345
  and $51,139, respectively                   1,211,590                 119,324
Market Exclusivity Fee                        2,322,598               1,374,248
Deferred Income Taxes                           470,000                 430,000
Other Assets                                     74,420                  33,243
                                           ------------            ------------

TOTAL                                      $ 34,847,681            $ 19,044,609
                                           ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                           $  4,376,840            $  1,999,330
Accrued expenses                              1,692,465               1,042,039
Other current liabilities                     2,277,585               1,983,875
Warranty reserve                                200,000                 160,000
Line of credit                               12,319,470               1,860,493
Income tax payable                              144,200                  23,000
                                           ------------            ------------

      Total current liabilities              21,010,560               7,068,737
                                           ------------            ------------

Long Term Liabilities                           164,209                 127,825
Mandatory Convertible Subordinated Debt         307,500                 740,833
                                           ------------            ------------
STOCKHOLDERS' EQUITY:

Common stock $.001 par value -
  authorized, 50,000,000 shares;
  issued and outstanding: 13,316,678
  and 12,643,297 shares, respectively            13,317                  12,643
Additional capital                           21,198,931              20,480,154
Accumulated deficit                          (7,846,836)             (9,385,583)
                                           ------------            ------------

      Total stockholders' equity             13,365,412              11,107,214
                                           ------------            ------------

TOTAL                                      $ 34,847,681            $ 19,044,609
                                           ============            ============

                          GO-VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (unaudited)

                                           For The Three                 For The Six
                                     Months Ended September 30,    Months Ended September 30,
                                     --------------------------    --------------------------
                                         1998         1997            1998            1997
                                         ----         ----            ----            ----
SALES                                $18,237,517   $12,325,084     $29,966,605     $22,084,390
COST OF SALES                         13,776,762     9,207,591      22,094,152      16,595,380
                                     -----------   -----------     -----------     -----------
      Gross profit                     4,460,755     3,117,493       7,872,453       5,489,010
                                     -----------   -----------     -----------     -----------
OTHER OPERATING COSTS:
 Sales and marketing                   1,503,398     1,238,393       2,753,315       2,108,491
 Research and development                384,960       157,622         742,817         517,126
 General and administrative            1,215,018       853,930       2,284,714       1,555,245
                                     -----------   -----------     -----------     -----------
      Total other operating costs      3,103,376     2,249,945       5,780,846       4,180,862
                                     -----------   -----------     -----------     -----------
      Operating income                 1,357,379       867,548       2,091,607       1,308,148
                                     -----------   -----------     -----------     -----------
OTHER (EXPENSE) REVENUES:
 Interest income                           6,895         2,334          10,266           4,259
 Interest expense                       (264,226)     (168,720)       (404,893)       (278,007)
 Other income (expense)                      300           699             375          (8,594)
                                     -----------   -----------     -----------     -----------
      Total other expense               (257,031)     (165,687)       (394,252)       (282,342)
                                     -----------   -----------     -----------     -----------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                          1,100,348       701,861       1,697,355       1,025,806

PROVISION FOR INCOME TAXES               100,000        10,000         150,000          15,000
                                     -----------   -----------     -----------     -----------

NET INCOME                           $ 1,000,348   $   691,861     $ 1,539,355     $ 1,010,806
                                     ===========   ===========     ===========     ===========

NET INCOME  PER COMMON SHARE         $       .08   $       .06     $       .12     $       .08
                                     ===========   ===========     ===========     ===========
NET INCOME PER COMMON SHARE -
ASSUMING DILUTION                    $       .07   $       .05     $       .11     $       .07
                                     ===========   ===========     ===========     ===========

                         GO-VIDEO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (unaudited)
                                                           For the Six
                                                     Months Ended September 30
                                                  ----------------------------
                                                       1998            1997
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $  1,539,355     $ 1,010,806
  Adjustments to reconcile net income
   to net cash used by operating activities -
     Depreciation and amortization                     315,114         418,750
     Provision for losses on accounts receivable       (33,799)
     Loss on sale of equipment                          10,321
  Change in operating assets and liabilities -
   net of acquisition:
     Receivables                                    (2,683,644)     (1,261,323)
     Inventories                                    (8,990,570)     (6,644,760)
     Prepaid expenses and other assets                (532,960)       (236,533)
     Other assets                                      (41,178)         (5,685)
     Accounts payable                                2,142,809       1,084,937
     Accrued expenses                                  650,426        (127,160)
     Other current liabilities                         559,267         639,637
     Warranty reserve                                  (50,000)        (15,000)
     Other long-term liabilities                         3,704           2,471
     Income taxes payable                              121,200         (12,000)
                                                  ------------     -----------
 Net cash used in operating activities              (7,000,276)     (5,135,339)
                                                  ------------     -----------
INVESTING ACTIVITIES:
  Market exclusivity fee                            (1,248,350)       (729,800)
  Cash paid for acquisition net of cash acquired    (1,947,034)              0
  Equipment and improvement expenditures              (391,014)       (201,217)
                                                  ------------     -----------
      Net cash used in investing activities         (3,586,398)       (931,017)
                                                  ------------     -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               286,118         200,025
  Payment on capital lease obligations                 (47,320)        (43,840)
  Net borrowings under line of credit               10,458,977       6,163,764
                                                  ------------     -----------
      Net cash provided by financing activities     10,697,775       6,319,949
                                                  ------------     -----------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                  111,101         253,393

CASH AND CASH EQUIVALENTS, beginning of period         445,925         302,788
                                                  ------------     -----------

CASH AND CASH EQUIVALENTS, end of period          $    557,026     $   556,181
                                                  ============     ===========

                          GO-VIDEO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             For the Six
                                                       Months Ended September 30
                                                      --------------------------
                                                         1998            1997
                                                         ----            ----
SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
    Interest paid                                     $  404,893        $278,007
                                                      ==========        ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
Conversion of subordinated debt and
  accrued interest to common stock                    $  216,666        $216,666
                                                      ==========        ========
In connection with the acquisition,
  liabilities were
   assumed as follows:
    Cash paid and liabilities assumed                 $2,567,965        $      0
                                                      ----------        --------
    Fair value of assets acquired,
     including $33,799 in cash                        $1,437,494        $      0
                                                      ----------        --------
    Excess of cost over fair value of
     assets acquired                                  $1,130,471        $      0
                                                      ==========        ========

                         GO-VIDEO, INC. AND SUBSIDIARIES
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------

GENERAL

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and changes in its financial position for the periods reported. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The consolidated financial statements include Go-Video, Inc. and beginning in April 1998 its wholly owned subsidiary, California Audio Labs, LLC ("Cal Audio"). All significant intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

On April 1, 1998, the Company acquired all of the equity interests of Cal Audio. The purchase price was $1.9 million which includes $1.2 million of debt assumed plus the assumption of liabilities of $0.6 million. The acquisition was accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed of $1.1 million has been allocated to goodwill and is being amortized over twenty years.

Inventories at September 30, 1998 consisted of $0.9 million of raw materials and service parts and $15.0 million of finished goods.

The Market Exclusivity Fee of $2.3 million represents a fee paid by the Company to Loewe Opta GmbH ("Loewe Opta") for the exclusive right to market and distribute in North America a line of digital direct view televisions specifically developed and designed by Loewe Opta for the Company. The fee was paid in full as of September 30, 1998 and will be amortized on a straight line basis over the initial term of the agreement which ends on January 1, 2003. Amortization will begin upon receipt of the first televisions for sale by the Company, anticipated for the third quarter of fiscal 1999 which ends December 31, 1998.

The Company is engaged in the design, development, and marketing of consumer electronic audio, video, and television products and video security products. Sales of the Company's Dual-Deck videocassette recorder have constituted substantially all of its revenue of the last five fiscal years. For the six months ended September 30, 1998, one customer represented 22% of the Company's revenue. Accounts receivable from this customer was $1.8 million at September 30, 1998.

In September 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1998 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of this statement on April 1, 1998 had no impact on the Company's financial statement presentation or related disclosures. In September 1998, the Financial Accounting Standards Board issued SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1998. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company does not believe this standard will require additional disclosures when adopted.

The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosure about Segments of an Enterprise and Related Information". The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1998. The standard changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on the Company's financial statements. The "Disclosure about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1998. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of September 30, 1998 are as follows:

                  Deferred Tax Assets:
                  Current - reserves not currently
                        deductible                       $   492,000
                  Noncurrent:
                     Differences between book & tax
                        basis of property                $   422,000
                     Operating loss carryforwards          6,687,000
                     Tax credit carryforwards                189,000
                     Other intangibles                        77,000
                                                         -----------

                  Net Deferred Tax Asset                 $ 7,867,000

                  Valuation Allowance                     (7,297,000)
                                                         -----------

                  Net Deferred Asset                     $   570,000
                                                         ===========

SFAS No.128, "Earnings Per Share", requires a reconciliation of the numerator and denominators of basic and diluted earnings per share as follows:

                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------------
                                               1998                   1997
                                               ----                   ----

Net Income                                 $ 1,000,348            $   691,861
                                           -----------            -----------

Average Outstanding Common Shares           13,311,129             12,269,477
                                           -----------            -----------

Basic Net Income Per Share                 $       .08            $       .06
                                           -----------            -----------

Diluted Net Income per Common Share-
   Income available to common              $ 1,000,348            $   691,861
     stockholders, from above
  Add interest on presumed
    conversion of convertible debt              11,333                 21,250
                                           -----------            -----------
  Net income available for diluted
    earnings per share                     $ 1,011,681            $   713,111
                                           ===========            ===========
Average outstanding common
  shares, from above                        13,311,129             12,269,477
Additional dilutive shares related to
   stock options and warrants                1,324,980                647,919
Additional dilutive shares related to
   subordinated notes                          406,000                867,935
                                           -----------            -----------
Average outstanding and potentially
  dilutive common shares                    15,042,109             13,785,331
                                           ===========            ===========

Dilutive net income per share              $       .07            $       .05
                                           ===========            ===========


Options and warrants to purchase 18,300 shares of common stock at various prices were outstanding during the three months ended September 30, 1998 but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average price of the common shares.

                                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                  1998               1997
                                                  ----               ----

Net Income                                    $ 1,539,355        $ 1,010,806
                                              -----------        -----------

Average Outstanding Common Shares              13,076,683         12,064,849
                                              -----------        -----------

Basic Net Income Per Share                    $       .12        $       .08
                                              -----------        -----------

Diluted Net Income per Common Share-
   Income available to common                 $ 1,539,355        $ 1,010,806
     stockholders, from above
  Add interest on presumed                         28,955             44,250
                                              -----------        -----------
    conversion of convertible debt
  Net income available for diluted
    earnings per share                        $ 1,568,310        $ 1,055,056
                                              ===========        ===========
Average outstanding common
  shares, from above                           13,076,683         12,064,849
Additional dilutive shares related to
   stock options and warrants                   1,230,100            519,022
Additional dilutive shares related to
   subordinated notes                             508,000            988,537
                                              -----------        -----------
Average outstanding and potentially
  dilutive common shares                       14,814,783         13,572,408
                                              ===========        ===========

Dilutive net income per share                 $       .11        $       .07
                                              ===========        ===========

Options and warrants to purchase 155,300 shares of common stock at various prices were outstanding during the six months ended September 30, 1998, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average price of the common shares.

The information presented within the financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal years ended March 31, 1998 and March 31, 1997 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the 1998 Annual Report on Form 10-K.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

Net sales increased 48% to $18.2 million during the three months ended September 30, 1998 from $12.3 million during the three months ended September 30, 1997. The increase in net sales was primarily due to an 93% increase in unit shipments of Dual-Deck VCR's ("DDVCR") sold by the Company's Consumer Electronics Division for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, offset in part by a 20% decrease in the average selling price per unit over the two periods. The increase in net units sold was primarily due to increased demand for the Company's newest model line of DDVCR's introduced during the three months ended September 30, 1998. The new line of DDVCR's featured significant reductions in selling prices ranging from 10% to 25%, including a new leader model sold at a retail price of $299 which replaced a similar model selling at $399. The reduced average selling price per unit also was affected by a shift in the Company's sales mix during the three months ended September 30, 1998 which included a higher percentage of the price leader models than the comparable period of the prior year. Sales of the Company's Security Products Division were approximately 6% of total net sales for the three months ended September 30, 1998, up from 2% for the comparable period of the prior year. The Company's Home Theater Division, which is responsible for the marketing and sales of high-performance audio, video and television products, including those designed, developed, and manufactured by Cal Audio, represented 2% of total sales for the three months ended September 30, 1998. The Company anticipates increased revenue contribution from its Home Theater Division in the second half of the current fiscal year beginning with the expected third quarter commencement of sales of its line of digital direct view televisions under the Loewe brand.

Gross profit was $4.5 million and $3.1 million for the three months ended September 30, 1998 and 1997, respectively, representing a 43% increase in gross profit dollars. The increase in gross profit dollars was primarily due to higher unit sales of DDVCR's. Gross profit as a percentage of sales decreased from 25.3% for the three months ended September 30, 1997 to 24.5% for the three month period ended September 30, 1998. The decrease in gross profit percentage is primarily the result of the shift in the Company's sales mix, which included an increased percentage of its lowest priced DDVCR models which typically have lower gross margins for the Company.

Sales and marketing expense increased 21% to $1.5 million for the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997. The increase in sales and marketing expense was primarily due to sales and marketing expenses incurred by Cal Audio which was acquired on April 1, 1998 and increased advertising used to support sales growth of the DDVCR. As a percentage of sales, sales and marketing expense decreased from 10.0% in the three months ended September 30, 1997 to 8.2% in the three months ended September 30, 1998.

Research and development expense increased 144.2% from $0.2 million for the three months ended September 30, 1997 to $0.4 million for the three months ended September 30, 1998. The increased research and development costs are primarily due to product development costs incurred by Cal Audio. As a percentage of sales, research and development expense increased from 1.3% for the three months ended September 30, 1997 to 2.1% for the three months ended September 30, 1998. The Company intends to continue to increase its product development and engineering expenditures to support its strategy of diversifying its operations from support of its Dual-Deck VCR product line to the design, development, and marketing of multiple lines of audio, video, and television consumer electronic products.

General and administrative expense increased 42% to $1.2 million for the three months ended

September 30, 1998 from $0.9 million for the three months ended September 30, 1997. The increase in general and administrative expense was primarily due to additional administrative costs incurred due to the acquisition and integration of Cal Audio and increased personnel and travel expense during the three months ended September 30, 1998. As a percentage of sales, general and administrative expense decreased from 6.9% for the three months ended September 30, 1997 to 6.7% for the three months ended September 30, 1998.

As a result of the above, the Company recorded operating profit of $1.4 million for the three months ended September 30, 1998 compared with operating profit of $0.9 million for the three months ended September 30, 1997. The Company recorded net other expense of $0.3 million for the three months ended September 30, 1998 compared to $0.2 million for the three months ended September 30, 1997. The increase in net other expense was primarily due to increased interest expense due to higher average borrowings under the Company's line of credit for the three months ended September 30, 1998 compared with the same period of the prior year. The Company recorded a provision for income taxes of $100,000, representing its state and estimated alternative minimum tax liabilities for the three months ended September 30, 1998. For the three months ended September 30, 1997, the Company recorded a provision for income tax of $10,000, representing its alternative minimum tax liability.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1997:

Net sales increased 36% to $30.0 million during the six months ended September 30, 1998 from $22.1 million during the six months ended September 30, 1997. The increase in net sales was primarily due to a 56% increase in net unit shipments of DDVCR's sold by the Company's Consumer Electronics Division for the six months ended September 30, 1998 compared to the six months ended September 30, 1997, offset in part by a 13% decrease in the average selling price per unit over the two periods. The increase in net units sold was primarily due to increased demand for the Company's newest model line of DDVCR's introduced during the six months ended September 30, 1998. The new line of DDVCR's featured significant reductions in selling prices ranging from 10% to 25%, including a new leader model sold at a retail price of $299 which replaced a similar model selling at $399. The reduced average selling price per unit also was affected by a shift in the Company's sales mix during the six months ended September 30, 1998 which included a higher percentage of the price leader models than the comparable period of the prior year. Sales of the Company's Security Products Division were approximately 7% of total sales for the six months ended September 30, 1998, up from 3% for the comparable period of the prior year. The Company's Home Theater Division, which is responsible for the marketing and sales of high-performance audio, video and television products including those designed, developed, and manufactured by Cal Audio, represented 3% of total sales for the six months ended September 30, 1998. The Company anticipates increased revenue contribution from its Home Theater Division in the second half of the current fiscal year beginning with the expected third quarter commencement of sales of its line of digital direct view televisions under the Loewe brand.

Gross profit was $7.9 million and $5.5 million for the six months ended September 30, 1998 and 1997, respectively, representing a 43% increase in gross profit dollars. The increase in gross profit dollars was primarily due to higher unit sales of the current DDVCR model lines and increased gross profit dollars contributed by the Company's Security and Home Theater Divisions. Gross profit as a percentage of sales increased from 24.9% for the six months ended September 30, 1997 to 26.3% for the six month period ended September 30, 1998. The increase in gross profit percentage was primarily a result of higher margins on certain of the Company's DDVCR models sold in the first quarter of the current fiscal year, offset in part by the second quarter shift in the Company's sales mix which included a higher percentage of price leader model DDVCR's which typically have lower gross margins.

Sales and marketing expense increased 31% to $2.8 million for the six months ended September 30, 1998 from $2.5 million for the six months ended September 30, 1997. The increase in sales and marketing expense was primarily due to sales and marketing expenses incurred by California Audio which was acquired on April 1, 1998 and increased advertising used to support sales growth of the

DDVCR. As a percentage of sales, sales and marketing expense decreased from 9.5% in the six months ended September 30, 1997 to 9.2% in the six months ended September 30, 1998.

Research and development expense increased 43% from $0.5 million for the six months ended September 30, 1997 to $0.7 million for the six months ended September 30, 1998. The increased research and development costs are primarily due to product development costs incurred by California Audio. As a percentage of sales, research and development expense increased from 2.3% for the six months ended September 30, 1997 to 2.1% for the six months ended September 30, 1998. The Company intends to continue to increase its product development and engineering expenditures to support its strategy of diversifying its operations from support of its Dual-Deck VCR product line to the design, development, and marketing of multiple lines of audio, video, and television consumer electronic products.

General and administrative expense increased 47% to $2.3 million for the six months ended September 30, 1998 from $1.6 million for the six months ended September 30, 1997. The increase in general and administrative expense was primarily due to additional administrative costs incurred due to the acquisition and integration of California Audio and increased personnel and travel expense during the six months ended September 30, 1998. As a percentage of sales, general and administrative expense increased from 7.0% for the six months ended September 30, 1997 to 7.6% for the six months ended September 30, 1998.

As a result of the above, the Company recorded operating profit of $2.1 million for the six months ended September 30, 1998 compared with operating profit of $1.3 million for the six months ended September 30, 1997. The Company recorded net other expense of $0.4 million for the six months ended September 30, 1998 compared to $0.3 million for the six months ended September 30, 1997. The increase in net other expense is primarily due to increased interest expense due to higher average borrowings under the Company's line of credit for the six months ended September 30, 1998, compared with the same period of the prior year. The Company recorded a provision for income taxes of $150,000 representing its state and estimated alternative minimum tax liabilities for the six months ended September 30, 1998. For the six months ended September 30, 1997, the Company recorded a provision for income tax of $15,000 representing its alternative minimum tax liability.

SEASONALITY

The Company's primary product lines compete within the consumer electronics industry, which generally experience seasonality in sales. Accordingly, the Company generally expects to experience peaks in its sales from September through January, which covers the holiday selling season.

YEAR 2000 COMPLIANCE

The Company is conducting an evaluation of its management information systems and the possible effect of Year 2000 hardware and software issues. The Company believes its internal management information systems are Year 2000 compliant. In addition, the Company is in communication with its significant suppliers, financial institutions, customers, and other parties that purchase product or provide critical services or supplies to the Company to assess their respective compliance with Year 2000 issues. The Company expects to complete its assessment during 1999. The more significant issue that may impact the Company is the customer's ability to place electronically transmitted orders. The Company is in the process of designing a contingency plan, but there can be no assurance that the Company's significant suppliers and customers will properly address and resolve such Year 2000 issues. Expenditures to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's financial position or results of operations.

FUTURE RESULTS

The Company's expectations for results of operations and other forward-looking statements contained in this report on Form 10-Q, particularly statements relating to the sustainability of profitable growth, the impact of year 2000 issues, and expected results and the timing of product shipments from the Company's product line diversification into the video security and home theater markets, involve a number of risks and uncertainties. Among the factors that could affect future operating results are the following: business conditions and general economic conditions; changes in legislation that may affect the ability of the Company to sell its products; competitive factors, such as the pricing and marketing efforts of rival companies; timing of product introductions; success of
competing  or  future   technologies;   ability  to  negotiate  reduced  product
manufacturing costs; and the pace and success of product research and development, particularly with overseas distributors of the DDVCR and the direct view digital television development with Loewe Opta GmbH; and the successful integration of California Audio which was acquired by the Company effective April 1, 1998. The Company's future results may be affected by the Digital Millennium Copyright Act of 1998 (effective October 1998), which, among other requirements, requires all analog VHS format video cassette recorders sold in the United States after April 2000 to recognize anti-copying technology that uses the automatic gain control feature. Conforming to the automatic gain control copy technology would prevent consumers from using the Company's videocassette recorders to copy certain technically protected tapes. The Company intends to modify its products to comply with the requirements of this new legislation by the relevant effective dates. The Company is unable to determine what the effect of the required modification may be on future sales of its video cassette recorder products, but believes that any such effect will be mitigated by the fact that the Company's Dual-Deck VCR offers numerous feature benefits to consumers over single-deck VCR's, and by the Company's success over the last several years in significantly reducing the price premium paid by consumers for the added features of its line of Dual-Deck VCR's over single-deck VCR's.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities was $7.0 million for the six months ended September 30, 1998 compared to cash used in operations of $5.1 million for the six months ended September 30, 1997. The more significant factors comprising the net cash used were an $9.0 million increase in inventory and a $2.7 million increase in accounts receivable, offset in part by a $2.1 million increase in accounts payable. The increase in the inventory balance from March 31, 1998 to September 30, 1998 was primarily due to increased inventories of DDVCR's in anticipation of higher sales and the April 1, 1998 acquisition of Cal Audio. The increase in the accounts receivable balance is primarily due to increased shipments and the timing of these shipments which were weighted more heavily toward the end of the six month period ending September 30, 1998, as the Company's average collection experience has generally remained consistent.

The Company had net working capital of $8.5 million and $9.0 million at September 30, 1998 and March 31, 1998, respectively. At September 30, 1998, the Company's current ratio (the ratio of current assets to current liabilities) was
1.4 to 1.

The Company's sales seasonality requires incremental working capital for investment in inventories and receivables, which the Company has primarily funded through a line of credit with Congress Financial Corporation ("Congress"). The financing agreement with Congress was entered into in October 1992 and was last amended in August 1998. The maximum line of credit, as amended, is $20.0 million, limited by a borrowing base determined by specific inventory and receivable balances and provides for cash loans, letters of credit and acceptances. The agreement, as amended, expires in November 2002 with a prepayment (if applicable) fee of 1.0% through November 1999, 0.5% from December 1999 until November 2000, and 0.25% in the remaining two years of the agreement. Loans are priced at the lender's prime lending rate plus 0.5% or LIBOR plus 2.75%. The lender is collateralized by all assets of the Company. The unused and available line of credit at September 30, 1998 was approximately $2.2 million. Management believes its current financial resources to be adequate to support operations over the next twelve months.

In August 1997, the Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders. Notes outstanding after August 1999 must be converted to common stock at the option of the Company. As of September 30, 1998, $1.1 million of the notes had been converted into common stock.

Effective January 1, 1998, the Company entered into an agreement with Loewe Opta GmbH of Kronach, Bavaria, Germany, to develop and market a line of digital television products designed specifically for the North American market. The initial agreement is effective through January 1, 2003 with built in five year extensions. The Company incurred fees totaling $2.3 million for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The fee, as structured, was due in installments through August 1998. The Company expects to receive the first shipments of product from Loewe during the third quarter of its fiscal year 1999.

On April 1, 1998 the Company acquired California Audio Labs, L.L.C. ("Cal Audio"). Cal Audio designs, develops, manufactures and distributes digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The Company has incurred and expects to continue to incur increased expenses related to the integration and development of the Cal Audio business and therefore anticipates operating losses by Cal Audio during the fiscal year ending March 31, 1999.

The Company leases a 33,000 square foot executive office and warehouse facility in Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and has a term of seven years, with one three year extension at the option of the Company. The Company is currently considering its space requirements in relation to its business plan, which anticipates increased needs for personnel, office, and warehousing space. As such, the Company may be required to seek additional space, which would increase the Company's overall rental costs

INFLATION

Inflation has had no material effect on the Company's operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not utilize market risk sensitive instruments.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on August 20, 1998. There were present at the Annual Meeting, either in person or by proxy, 11,438,405 shares, which constituted a quorum. At the meeting, shareholders approved the election of two directors and approved the amendment to the Certificate of Incorporation to change the name of the Company:

         Item 1: Election of the following directors:

                                         For             Against      Abstain
                                         ---             -------      -------
                  Thomas E. Linnen       11,294,037            0      144,368
                  William T. Walker Jr   11,294,237            0      143,468


         Item 2: To amend the Certificate of Incorporation to change the name of the Company:

                  For               Against            Abstain
                  ---               -------            -------
                  11,126,503        71,835             240,067

There were no broker non-votes. The continuing directors are Roger B. Hackett, Thomas F. Hartley and Carmine F. Adimando.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.31 Amendment to Financing Agreement between Go-Video, Inc. and Congress Financial dated August 19, 1998

27       Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GO-VIDEO, INC. (REGISTRANT)


Date: November 13, 1998       By /S/ ROGER B. HACKETT
                                 ---------------------------------
                              Roger B. Hackett
                              Chairman of the Board, Chief Executive Officer,
                                    President and Chief Operating Officer


Date: November 13, 1998       By /S/ DOUGLAS P. KLEIN
                                 ---------------------------------
                              Douglas P. Klein
                              Senior Vice President and Chief Financial Officer,
                                    Secretary, Treasurer
                              (principal financial and accounting officer)