Form 10-Q
period 1998-12-31
GO VIDEO INC
filed 1999-02-16
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

YES   X       NO
    -----        ----

13,471,978 shares of Common Stock were outstanding as of February 10, 1999

                                 GO-VIDEO, INC.

                                      INDEX

                                                                       PAGE NO.

Part I. FINANCIAL INFORMATION

     Consolidated Balance Sheets --
     At December 31, 1998 and March 31, 1998                              3

     Consolidated Statements of Operations --
     Three and Nine Months Ended December 31,
     1998 and 1997                                                        4

     Consolidated Statements of Cash Flows --
     Nine Months Ended December 31, 1998 and 1997                         5

     Notes to Consolidated Financial Statements --                        6 - 8

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                9 - 13

     Quantitative and Qualitative Disclosures About                       13
     Market Risk

Part II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                           13

     Signatures                                                          S-1

                         GO-VIDEO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                             DECEMBER 31,      MARCH 31,
                                                      1998             1998
                                                   ------------    ------------
                                                   (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                          $    587,634    $    445,925
Receivables - less allowance for doubtful
  accounts of $110,000 and $100,000, respectively    14,388,863       9,460,081
Inventories                                          15,409,008       6,012,022
Prepaid expenses and other assets                       502,530          47,146
Deferred tax asset                                      100,000         100,000
                                                   ------------    ------------
         Total Current Assets                        30,988,035      16,065,174
                                                   ------------    ------------
EQUIPMENT AND IMPROVEMENTS:
Furniture, fixtures & equipment                         847,776         600,143
Leasehold improvements                                  212,830         212,830
Office equipment                                      1,147,148         844,056
Tooling                                               1,517,602       1,353,360
                                                   ------------    ------------
         Total                                        3,725,356       3,010,389
Less accumulated depreciation and amortization        2,508,863       2,109,376
                                                   ------------    ------------
  Equipment and Improvements - net                    1,216,493         901,013
                                                   ------------    ------------
Patents, net of amortization of
     $60,357 and $54,410, respectively                  115,660         121,607
Goodwill, net of amortization of
     $106,347, and $51,139, respectively              1,194,588         119,324
Market Exclusivity Fee, net of amortization of
     $94,800 and $0, respectively                     2,227,798       1,374,248
Deferred Income Taxes                                   470,000         430,000
Other Assets                                             73,104          33,243
                                                   ------------    ------------

TOTAL ASSETS                                       $ 36,285,678    $ 19,044,609
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                   $  4,368,775    $  1,999,330
Accrued expenses                                      2,106,202       1,042,039
Other current liabilities                             1,754,676       1,983,875
Warranty reserve                                        230,000         160,000
Line of credit                                       13,546,836       1,860,493
Income tax payable                                       86,500          23,000
                                                   ------------    ------------
         Total current liabilities                   22,092,989       7,068,737
                                                   ------------    ------------

Long Term Liabilities                                   147,213         127,825
Mandatory Convertible Subordinated Debt                 307,500         740,833
                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
Common stock $.001 par value - authorized,
  50,000,000 shares; issued and outstanding:
  13,437,678 and 12, 643,297 shares,
  respectively                                           13,438          12,643
Additional capital                                   21,372,896      20,480,154
Accumulated deficit                                  (7,648,358)     (9,385,583)
                                                   ------------    ------------
         Total stockholders' equity                  13,737,976      11,107,214
                                                   ------------    ------------

TOTAL                                              $ 36,285,678    $ 19,044,609
                                                   ============    ============

                         GO-VIDEO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                             For The Three                   For The Nine
                                       Months Ended December 31,       Months Ended December 31,
                                     ----------------------------    ----------------------------
                                         1998            1997            1998            1997
                                         ----            ----            ----            ----
SALES                                $ 21,367,940    $ 14,207,693    $ 51,334,545    $ 36,292,084
COST OF SALES                          16,274,249      10,448,312      38,368,240      27,043,694
                                     ------------    ------------    ------------    ------------
       Gross profit                     5,093,691       3,759,381      12,966,305       9,248,390
                                     ------------    ------------    ------------    ------------

OTHER OPERATING COSTS:
   Sales and marketing                  2,597,866       1,584,704       5,351,182       3,693,195
   Research and development               779,854         138,686       1,522,507         655,812
   General and administrative           1,119,648         730,176       3,404,906       2,285,420
                                     ------------    ------------    ------------    ------------
       Total other operating costs      4,497,368       2,453,566      10,278,595       6,634,427
                                     ------------    ------------    ------------    ------------
       Operating income                   596,323       1,305,815       2,687,710       2,613,963
                                     ------------    ------------    ------------    ------------
OTHER (EXPENSE) REVENUES:
   Interest income                          3,835           2,408          14,102           6,667
   Interest expense                      (376,452)       (215,072)       (781,170)       (493,079)
   Other income (expense)                     130             100             505          (8,494)
                                     ------------    ------------    ------------    ------------
       Total other expense               (372,487)       (212,564)       (766,563)       (494,906)
                                     ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR
   INCOME TAXES                           223,835       1,093,251       1,921,147       2,119,057

PROVISION FOR INCOME TAXES                 20,000          20,000         178,000          35,000
                                     ------------    ------------    ------------    ------------

NET INCOME                           $    203,835    $  1,073,251    $  1,743,147    $  2,084,057
                                     ============    ============    ============    ============

NET INCOME PER COMMON SHARE          $       0.02    $       0.09    $       0.13    $       0.17
                                     ============    ============    ============    ============
NET INCOME PER COMMON SHARE -
ASSUMING DILUTION                    $       0.01    $       0.08    $       0.12    $       0.16
                                     ============    ============    ============    ============

                         GO-VIDEO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           For the Nine
                                                     Months Ended December 31
                                                   ----------------------------
                                                       1998            1997
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $  1,743,147    $  2,084,057
  Adjustments to reconcile net income
   to net cash used by operating activities -
    Depreciation and amortization                       509,926         494,199
    Provision for losses on accounts receivable         (33,799)              0
    Loss (gain) on sale of equipment                     (4,315)         10,320
   Change in operating assets and liabilities
    - net of acquisition:
    Receivables                                      (6,806,755)        287,212
    Inventories                                      (8,540,646)     (1,857,970)
    Prepaid expenses and other assets                  (455,384)        (66,524)
    Other assets                                        (79,861)         (6,705)
    Accounts payable                                  4,299,357        (948,707)
    Accrued expenses                                  1,064,163         343,079
    Other current liabilities                          (263,642)        (30,610)
    Warranty reserve                                    (62,298)        (47,000)
    Other long-term liabilities                               0           4,325
    Income taxes payable                                 63,500         (17,000)
                                                   ------------    ------------
 Net cash provided by (used in) operating
  activities                                         (8,566,607)        248,676
                                                   ------------    ------------
INVESTING ACTIVITIES:
    Market Exclusivity Fee                             (948,350)       (974,248)
    Cash paid for acquisition net of cash acquired   (1,947,034)              0
    Equipment and improvement expenditures             (572,336)       (236,726)
                                                   ------------    ------------
 Net cash used in investing activities               (3,467,720)     (1,210,974)
                                                   ------------    ------------
FINANCING ACTIVITIES:
    Proceeds from issuance of common stock              556,906         456,839
    Payment on capital lease obligations                (67,213)        (66,395)
    Net borrowings under line of credit              11,686,343         607,696
                                                   ------------    ------------
 Net cash provided by financing activities           12,176,036         998,140
                                                   ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               141,709          35,842

CASH AND CASH EQUIVALENTS, beginning of period          445,925         302,788
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, end of period           $    587,634    $    338,630
                                                   ============    ============
SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
    Interest paid                                  $    717,560    $    493,079
                                                   ============    ============
    Income tax paid                                $    113,900    $     52,000
                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
Conversion of subordinated debt and accrued
    interest to common stock                       $    216,666    $    264,583
                                                   ============    ============
In connection with the acquisition, liabilities
    were assumed as follows:
    Cash paid and liabilities assumed              $  2,567,965    $          0
                                                   ------------    ------------
    Fair value of assets acquired, including
     $33,799 in cash                               $  1,437,494    $          0
                                                   ------------    ------------
    Excess of cost over fair value of
     assets acquired                               $  1,130,471    $          0
                                                   ============    ============

                         GO-VIDEO, INC. AND SUBSIDIARIES
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

On April 1, 1998, the Company acquired all of the equity interests of Cal Audio. The purchase price was $1.9 million which includes $1.2 million of debt assumed plus the assumption of other liabilities of $0.6 million. The acquisition was accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed of $1.1 million has been allocated to goodwill and is being amortized over twenty years.

Inventories at December 31, 1998 consisted of $1.1 million of raw materials and service parts and $14.3 million of finished goods.

The Market Exclusivity Fee of $2.2 million represents the unamortized balance of a $2.3 million fee paid by the Company to Loewe Opta GmbH ("Loewe Opta") for the exclusive right to market and distribute in North America a line of digital direct view televisions specifically developed and manufactured by Loewe Opta for the Company. The fee was paid in full as of September 30, 1998. The Company began amortization of the fee in November 1998 on a straight line basis over the initial term of the agreement which ends on January 1, 2003.

The Company is engaged in the design, development, and marketing of consumer electronic audio, video, and television products and video security products. Sales of the Company's Dual-Deck videocassette recorder have constituted substantially all of its revenue of the last five fiscal years. For the nine months ended December 31, 1998, the Company's largest customer represented 17% of total revenues and the Company's second largest customer represented 11% of revenues. No other customer represented 10% or more of the Company's revenues. Accounts receivable from these two customers at December 31, 1998 were $1.6 million and $2.6 million, respectively.

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

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1998 are as follows:

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
                                                         ===========


SFAS No.128, "Earnings Per Share", requires a reconciliation of the numerator and denominators of basic and diluted earnings per share as follows:

                                                                   For the Three Months Ended
                                                                           December 31,
                                                                   --------------------------
                                                                       1998           1997
                                                                   -----------    -----------
Net Income                                                         $   203,835    $ 1,073,251
                                                                   -----------    -----------
Average Outstanding Common Shares                                   13,393,199     12,459,072
                                                                   -----------    -----------
Basic Net Income Per Share                                         $      0.02    $      0.09
                                                                   -----------    -----------

Diluted Net Income per Common Share:
 Income available to common stockholders, from above               $   203,835    $ 1,073,251
 Add interest on presumed conversion of convertible debt                 9,375         18,000
                                                                   -----------    -----------
  Net income available for diluted earnings per share              $   213,168    $ 1,091,251
                                                                   ===========    ===========

Average outstanding common shares, from above                       13,393,199     12,459,072
Additional dilutive shares related to stock options and warrants     1,060,130        987,314
Additional dilutive shares related to subordinated notes               300,000        783,333
                                                                   -----------    -----------
Average outstanding and potentially dilutive common shares          14,753,329     14,229,719
                                                                   ===========    ===========

Dilutive net income per share                                      $      0.01    $      0.08
                                                                   ===========    ===========

Options and warrants to purchase 103,300 shares of common stock at various prices were outstanding during the three months ended December 31, 1998 but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average price of the common shares.

                                                                   For the Nine Months Ended
                                                                          December 31,
                                                                   -------------------------
                                                                       1998          1997
                                                                   -----------   -----------
Net Income                                                         $ 1,743,147   $ 2,084,057
                                                                   -----------   -----------
Average Outstanding Common Shares                                   13,135,020    12,152,863
                                                                   -----------   -----------
Basic Net Income Per Share                                         $      0.13   $      0.17
                                                                   -----------   -----------

Diluted Net Income per Common Share:

    Income available to common stockholders, from above            $ 1,743,147   $ 2,084,057
    Add interest on presumed conversion of convertible debt             35,000        42,000
                                                                   -----------   -----------
      Net income available for diluted earnings per share          $ 1,778,147   $ 2,126,057
                                                                   ===========   ===========

Average outstanding common shares, from above                       13,135,020    12,152,863
Additional dilutive shares related to stock options and warrants     1,173,444       675,112
Additional dilutive shares related to subordinated notes               440,000       816,666
                                                                   -----------   -----------
Average outstanding and potentially dilutive common shares          14,748,464    13,644,641
                                                                   ===========   ===========

Dilutive net income per share                                      $      0.12   $      0.16
                                                                   ===========   ===========

Options and warrants to purchase 172,187 shares of common stock at various prices were outstanding during the nine months ended December 31, 1998, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average price of the common shares.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1997:

Net sales increased 50% to $21.4 million during the three months ended December 31, 1998 from $14.2 million during the three months ended December 31, 1997. The increase in net sales was primarily due to a 102% increase in unit shipments of Dual-Deck VCR's ("DDVCR") sold by the Company's Consumer Electronics Division for the three months ended December 31, 1998 compared to the three months ended December 31, 1997, offset in part by a 22% decrease in the average selling price per unit over the two periods. The increase in net DDVCR units sold was primarily due to the Summer 1998 introduction of a new line of DDVCR's featuring significant reductions in retail selling prices ranging from 13% to 25%, including a new leader model sold at a retail price of $299 which replaced a similar model selling at $399. Sales of the Company's Security Products Division represented 3% of total net sales for the three months ended December 31, 1998, down from 8% for the comparable period of the prior year. The Company's Home Theater Division, which is responsible for the marketing and sales of high-performance audio, video and television products under the Loewe and California Audio Labs brands, represented 7% of total sales for the three months ended December 31, 1998 versus none for the comparable period of the prior year. The increased revenue resulted from the April 1998 acquisition of California Audio Labs and the November 1998 commencement of sales of the division's new line of digital televisions, neither of which were present during the same period of the previous year. The Company anticipates that the Home Theater Division will contribute increasing revenue both in dollars and as a percentage of total revenues over time, subject to market acceptance of the digital television line and, to a lesser extent, the audio product line.

Gross profit was $5.1 million and $3.8 million for the three months ended December 31, 1998 and 1997, respectively, representing a 35% increase in gross profit dollars. The increase in gross profit dollars was primarily due to higher unit sales of DDVCR's and the addition of television and audio product sales, offset in part by lower security product sales. Gross profit as a percentage of sales (gross margin) decreased from 26.5% for the three months ended December 31, 1997 to 23.8% for the three month period ended December 31, 1998. The decrease in gross margin resulted primarily from lower average selling prices of DDVCR's, partially offset by lower DDVCR manufacturing costs and higher margined sales of digital televisions and audio products. The Company anticipates that gross margins from its DDVCR sales will continue to decline during the fourth quarter of the Company's 1999 fiscal year (which ends March 31, 1999) due to continued market pressure on average selling prices of its DDVCR.

Sales and marketing expense increased 64% to $2.6 million for the three months ended December 31, 1998 from $1.6 million for the three months ended December 31, 1997. The increase in sales and marketing expense was primarily due to increased sales commissions on higher overall sales levels, increased advertising and sales promotion activities for the Company's line of DDVCR's, and the addition of selling and marketing expenses across all categories incurred to support the sales of the Company's new lines of digital televisions and audio products. As a percentage of sales, sales and marketing expense increased from 11.1% in the three months ended December 31, 1997 to 12.2% in the three months ended December 31, 1998.

Research and development expense increased 462% from $0.1 million for the three months ended December 31, 1997 to $0.8 million for the three months ended December 31, 1998. The increased research and development costs are primarily due to product development costs incurred to develop a line of home theater audio products, completion of product development of the Company's new line of digital televisions, and additional new product development and engineering costs. As a percentage of sales, research and development expense increased from 1.0% for the three months ended December 31, 1997 to 3.7% for the three months ended December 31, 1998. The Company intends to continue to increase its product development and engineering expenditures to support its strategy of diversifying its operations from support of its Dual-Deck VCR product line to the design, development, and marketing of multiple lines of audio, video, and television consumer electronic products.

General and administrative expense increased 53% to $1.1 million for the three months ended December 31, 1998 from $0.7 million for the three months ended December 31, 1997. The increase in general and administrative expense was primarily due to higher costs incurred due to the acquisition and integration of California Audio Labs and higher human resources, management information systems, and office support costs related to the increased employee population over the same period of the prior year. General and administrative expense increased from 5.1% of sales for the three months ended December 31, 1997 to 5.2% of sales for the three months ended December 31, 1998.

As a result of the above, the Company recorded operating profit of $0.6 million for the three months ended December 31, 1998 compared with operating profit of $1.3 million for the three months ended December 31, 1997. The Company recorded net other expense of $0.4 million for the three months ended December 31, 1998 compared to $0.2 million for the three months ended December 31, 1997. The increase in net other expense was primarily due to increased interest expense due to higher average borrowings under the Company's line of credit for the three months ended December 31, 1998 compared with the same period of the prior year. The Company recorded a provision for income taxes of $20,000, representing its state and estimated alternative minimum tax liabilities for the three months ended December 31, 1998. For the three months ended December 31, 1997, the Company recorded a provision for income tax of $20,000, representing its alternative minimum tax liability.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1997:

Net sales increased 41% to $51.3 million during the nine months ended December 31, 1998 from $36.3 million during the nine months ended December 31, 1997. The increase in net sales was primarily due to a 73% increase in net unit shipments of DDVCR's sold by the Company's Consumer Electronics Division for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997, offset in part by a 20% decrease in the average selling price per unit over the two periods. The increase in net units sold was primarily due to increased demand for the Company's newest model line of DDVCR's introduced during the nine months ended December 31, 1998. The new line of DDVCR's featured significant reductions in selling prices ranging from 13% to 25%, including a new leader model sold at a retail price of $299 which replaced a similar model selling at $399. Sales of the Company's Security Products Division were approximately 6% of total sales for the nine months ended December 31, 1998, up slightly from 5% for the comparable period of the prior year. The Company's Home Theater Division, which is responsible for the marketing and sales of high-performance audio, video and television products under the Loewe and California Audio Labs brands, represented 4% of total sales for the nine months ended December 31, 1998 versus none for the comparable period of the prior year. The increased revenue resulted from the April 1998 acquisition of California Audio Labs and the November 1998 commencement of sales of the division's new line of televisions, neither of which were present during the same period of the previous year. The Company anticipates that the Home Theater Division will contribute increasing revenue both in dollars and as a percentage of total revenues over time, subject to market acceptance of the digital television line and, to a lesser extent, the audio product line.

Gross profit was $13.0 million and $9.2 million for the nine months ended December 31, 1998 and 1997, respectively, representing a 40% increase in gross profit dollars. The increase in gross profit dollars was primarily due to higher sales of DDVCR's and the addition of television and audio products in the current fiscal year. Gross profit as a percentage of sales (gross margin) decreased slightly from 25.5% for the nine months ended December 31, 1997 to 25.3% for the nine month period ended December 31, 1998. The decrease in gross margin resulted primarily from lower average selling prices of DDVCR's, partially offset by lower DDVCR manufacturing costs and higher margined sales of digital televisions and audio products. The Company anticipates that gross margins from its DDVCR sales will continue to decline during the fourth quarter of the Company's 1999 fiscal year (which ends March 31, 1999) due to continued market pressure on average selling prices of its DDVCR.

Sales and marketing expense increased 45% to $5.4 million for the nine months ended December 31, 1998 from $3.7 million for the nine months ended December 31,

1997. The increase in sales and marketing expense was primarily due to increased sales commissions on higher overall sales levels, increased advertising and sales promotion activities for the Company's line of DDVCR's, and the addition of selling and marketing expenses across all categories incurred to support the sales of the Company's new lines of digital televisions and audio products. As a percentage of sales, sales and marketing expense increased slightly from 10.2% in the nine months ended December 31, 1997 to 10.4% in the nine months ended December 31, 1998.

Research and development expense increased 132% from $0.7 million for the nine months ended December 31, 1997 to $1.5 million for the nine months ended December 31, 1998. The increase in research and development costs was primarily due to product development costs incurred to develop a line of home theater audio products, completion of product development of the Company's new line of digital televisions, and additional new product development and engineering costs. As a percentage of sales, research and development expense increased from 1.8% for the nine months ended December 31, 1997 to 3.0% for the nine months ended December 31, 1998. The Company intends to continue to increase its product development and engineering expenditures to support its strategy of diversifying its operations from support of its Dual-Deck VCR product line to the design, development, and marketing of multiple lines of audio, video, and television consumer electronic products.

General and administrative expense increased 49% to $3.4 million for the nine months ended December 31, 1998 from $2.3 million for the nine months ended December 31, 1997. The increase in general and administrative expense was primarily due to higher costs incurred due to the acquisition and integration of California Audio Labs, LLC and higher human resources, management information systems, and office support costs related to the increased employee population over the same period of the prior year. General and administrative expense increased from 6.3% of sales for the nine months ended December 31, 1997 to 6.6% of sales for the nine months ended December 31, 1998.

As a result of the above, the Company recorded operating profit of $2.7 million for the nine months ended December 31, 1998 compared with operating profit of $2.6 million for the nine months ended December 31, 1997. The Company recorded net other expense of $0.8 million for the nine months ended December 31, 1998 compared to $0.5 million for the nine months ended December 31, 1997. The increase in net other expense is primarily due to increased interest expense due to higher average borrowings under the Company's line of credit for the nine months ended December 31, 1998, compared with the same period of the prior year. The Company recorded a provision for income taxes of $178,000 representing its state and estimated alternative minimum tax liabilities for the nine months ended December 31, 1998. For the nine months ended December 31, 1997, the Company recorded a provision for income tax of $35,000 representing its alternative minimum tax liability.

SEASONALITY

The Company's primary product lines compete within the consumer electronics industry, which generally experiences seasonal peaks in sales from September through January, covering the holiday selling season. The Company expects to continue to exhibit seasonal peaks of its sales in line with industry experience.

YEAR 2000 COMPLIANCE

The Company is conducting an evaluation of its management information systems and the possible effect of Year 2000 hardware and software issues. The Company believes its internal management information systems are Year 2000 compliant. In addition, the Company is in communication with its significant suppliers, financial institutions, customers, and other parties that purchase product or provide critical services or supplies to the Company to assess their respective compliance with Year 2000 issues. The Company expects to complete its assessment by June 1999. The more significant issue that may impact the Company is the ability of contract manufacturers to fulfill product orders on schedule and at contracted costs. The Company is in the process of designing a contingency plan, but there can be no assurance that the Company's significant suppliers and customers will properly address and resolve such Year 2000 issues. Expenditures to make the Company Year 2000 compliant will be expensed as incurred and based on the Company's review to date are not expected to be material to the Company's financial position or results of operations.

FUTURE RESULTS

The Company's expectations for results of operations and other forward-looking statements contained in this report on Form 10-Q, particularly statements relating to the sustainability of profitable growth, the impact of year 2000 issues, and expected results from the Company's product line diversification into the digital television and audio markets, involve a number of risks and uncertainties. Among the factors that could affect future operating results are the following: business conditions and general economic conditions; changes in legislation or industry initiatives that may affect the ability of the Company to sell its products; competitive factors, such as the pricing and marketing efforts of rival companies; timing of product introductions; success of
competing  or  future   technologies;   ability  to  negotiate  reduced  product
manufacturing costs; the ability of contract manufacturers to meet product specifications, target pricing, and shipment schedules; and the pace and success of product research and development, particularly with the digital television and audio products; and the successful integration of California Audio Labs which was acquired by the Company effective April 1, 1998. The Company's future results may be affected by the Digital Millennium Copyright Act of 1998 which, among other requirements, requires all analog VHS format video cassette recorders sold in the United States after April 2000 to recognize anti-copying technology that uses the automatic gain control feature. Conforming to the automatic gain control copy technology would prevent consumers from using the Company's videocassette recorders sold after April 2000 from copying certain technically protected tapes. The Company intends to modify its products to comply with the requirements of this new legislation by the relevant effective dates. The Company is unable to determine what the effect of the required modification may be on future sales of its video cassette recorder products, but believes that any negative effects may be mitigated by the fact that the Company's Dual-Deck VCR offers numerous feature benefits to consumers over single-deck VCR's and by the Company's success over the last several years in significantly reducing the price premium paid by consumers for the added features of its line of Dual-Deck VCR's over single-deck VCR's.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used by operating activities was $8.6 million for the nine months ended December 31, 1998 compared to cash provided by operations of $0.2 million for the nine months ended December 31, 1997. The more significant factors comprising the net cash used were an $8.5 million increase in inventories and a $6.8 million increase in accounts receivable, offset in part by a $4.3 million increase in accounts payable. The increase in the inventory balance from March 31, 1998 to December 31, 1998 was primarily due to increased inventories of DDVCR's in anticipation of higher sales, the April 1, 1998 acquisition of Cal Audio, and the receipt of initial shipments of digital televisions from the Company's television manufacturer. The increase in the accounts receivable balance was primarily due to increased sales levels of DDVCR's and the late November 1998 commencement of television sales, as the Company's average collection experience has generally remained consistent. The increase in accounts payable reflects higher inventory purchases and a lengthening of regular payment terms negotiated with one of the Company's principal manufacturers as compared to the same period of the prior year.

The Company had net working capital of $8.9 million and $9.0 million at December 31, 1998 and March 31, 1998, respectively. At December 31, 1998, the Company's current ratio (the ratio of current assets to current liabilities) was 1.4 to 1.

The Company's sales growth and seasonality requires incremental working capital for investment in inventories and receivables, which the Company has primarily funded through a revolving line of credit with Congress Financial Corporation ("Congress"). The financing agreement with Congress was entered into in October 1992 and was last amended in August 1998. The maximum line of credit, as amended, is $20.0 million, limited by a borrowing base determined by specific inventory and receivable balances and provides for cash loans, letters of credit and acceptances. The agreement, as amended, expires in November 2002 with a prepayment (if applicable) fee of 1.0% through November 1999, 0.5% from December 1999 until November 2000, and 0.25% in the remaining two years of the agreement. Loans are priced at the lender's prime lending rate plus 0.5% or LIBOR plus 2.75%. The lender is collateralized by all assets of the Company. The unused and available line of credit at December 31, 1998 was $3.4 million. Management believes its current financial resources to be adequate to support operations over the next twelve months.

In August 1996, the Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders. Notes outstanding after August 1999 must be converted to common stock at the option of the Company. As of December 31, 1998, $1.1 million of the notes had been converted into common stock.

Effective January 1, 1998, the Company entered into an agreement with Loewe Opta GmbH of Kronach, Bavaria, Germany, to develop and market a line of digital television products designed specifically for the North American market. The initial agreement is effective through January 1, 2003 with built in five year extensions. The Company incurred fees totaling $2.3 million for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The Company received its first shipments of product from Loewe in November 1998.

On April 1, 1998 the Company acquired California Audio Labs, L.L.C. ("California Audio Labs"). California Audio Labs designs, develops, and assembles digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The Company has incurred and expects to continue to incur increased expenses related to the integration and development of the California Audio Labs business and therefore anticipates operating losses from its line of California Audio Labs products during the fiscal year ending March 31, 1999.

The Company leases a 33,000 square foot executive office and warehouse facility in Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and has a term of seven years, with one three year extension at the option of the Company. The Company is currently considering its space requirements in relation to its business plan, which anticipates increased needs for personnel, office, and warehousing space. As such, the Company may be required to seek additional space and/or to remodel its existing space, which would increase the Company's overall rental costs

INFLATION

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

                           GO-VIDEO, INC. (REGISTRANT)


Date: February 12, 1999               By /s/ Roger B. Hackett
                                         ---------------------------------------
                                           Roger B. Hackett
                                           Chairman of the Board,
                                           Chief Executive Officer,
                                           President and Chief Operating Officer


Date: February 12, 1999               By /s/ Douglas P. Klein
                                         ---------------------------------------
                                           Douglas P. Klein
                                           Senior Vice President and
                                           Chief Financial Officer,
                                           Secretary, Treasurer
                                           (principal financial and
                                           accounting officer)