Form 10-K405
period 1999-03-31
SENSORY SCIENCE CORP
filed 1999-06-29
CIK 784721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  N/A  to N/A

     Commission File   No.2-331855

                           Sensory Science Corporation
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

        Registrant's telephone number, including area code (480) 998-3400

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
   Common Stock                                   American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of the stock quoted on the American Stock Exchange on June 24, 1999, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $43,800,000. See Item 5 of this Form 10-K.

The number of shares of common stock outstanding as of June 24, 1999, was 13,658,052.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held August 19, 1999 are incorporated by reference in Part III of this Form 10-K.

                                                        Exhibit Index at page 18

                                TABLE OF CONTENTS

PART I

Item 1.   Business........................................................... 1
          Executive Officers of the Registrant............................... 9
Item 2.   Properties........................................................ 10
Item 3.   Legal Proceedings................................................. 10
Item 4.   Submission of Matters to a Vote of Security Holders............... 10

PART II

Item 5.   Market for the Registrant's Common Stock and
           Related Security Holder Matters.................................. 10
Item 6.   Selected Financial Data........................................... 10
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 11
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........ 16
Item 8.   Financial Statements and Supplementary Data....................... 16
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 16

PART III

Item 10.  Directors and Executive Officers of the Registrant................ 17
Item 11.  Executive Compensation............................................ 17
Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 17
Item 13.  Certain Relationships and Related Transactions.................... 17

PART IV

Item 14.  Exhibits, Financial Statement, Schedules and Reports
           on Form 8-K...................................................... 18

SIGNATURES.................................................................. S-1

THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO FUTURE EVENTS OR INCLUDE TERMS SUCH AS: WE "BELIEVE", "EXPECT", "INTEND", "PLAN", AND OTHER USES OF FUTURE TENSES. SEE ITEM 1, ITEM 5, AND ITEM 7. ALSO SEE "MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN PART II, ITEM 7 FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE VALIDITY OF ANY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS INCLUDE THE FOLLOWING: BUSINESS CONDITIONS AND GENERAL ECONOMIC CONDITIONS; INDUSTRY, REGULATORY, AND LEGISLATIVE INITIATIVES, INCLUDING THE DIGITAL MILLENNIUM COPYRIGHT ACT, THAT MAY AFFECT THE COMPANY'S ABILITY TO DEVELOP, MANUFACTURE, AND MARKET ITS PRODUCTS; COMPETITIVE FACTORS, SUCH AS PRICING AND MARKETING EFFORTS OF RIVAL COMPANIES; TIMING OF PRODUCT INTRODUCTIONS; SUCCESS OF COMPETING OR FUTURE TECHNOLOGIES; ABILITY OF CONTRACT MANUFACTURERS TO MEET PRODUCT PRICE AND TECHNOLOGY OBJECTIVES AND DELIVERY SCHEDULES; AND THE PACE AND SUCCESS OF PRODUCT RESEARCH AND DEVELOPMENT.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Sensory Science Corporation designs, develops, and markets consumer electronic products. We believe we are the only company which offers video cassette player/recorders ("VCR's") with two decks built into one unit, which we call the Dual-Deck(TM) VCR, in North America. We have several patents covering our Dual-Deck technology which uses hardware circuitry and software we designed to perform duplicating, dual recording, editing, and video view switching functions not available from regular VCR's. The Dual-Deck VCR has constituted substantially all of our revenues since the company was founded. We expanded our product line into home and business video security and surveillance products in 1995 and further expanded our product line into home theater audio, video, and television products in 1998. In March 1999 we decided to exit the video security and surveillance business to focus exclusively within the consumer electronics market. In addition to the Dual-Deck VCR, our current products include digital televisions, digital versatile disk (DVD) players, and CD players. We plan to introduce a line of Internet audio (MP3) players and several new home theater products over the next year including a surround sound processor, a video switcher, and a high-powered five-channel amplifier. We describe these products in more detail below.

Sensory Science Corporation was incorporated in 1984 in Arizona as Go-Video, Inc. We completed our initial public offering in 1986 and reincorporated in Delaware in 1987. In March 1999 we changed our name from Go-Video, Inc. to Sensory Science Corporation.

We typically design and develop our products and then arrange for their manufacture by independent manufacturers. As our products are manufactured, they are shipped to our warehouse facilities and then marketed and distributed to our customers. Our customers include consumer electronic retailers, general retailers who sell substantial amounts of consumer electronics, catalogs, distributors, custom installers, and specialty retailers such as home shopping channels. We conduct our sales and marketing activities through our Consumer Electronics and Home Theater divisions.

Our executive office is located at 7835 East McClain Drive, Scottsdale, Arizona, 85260-1732, and our telephone number is (480) 998-3400.

BUSINESS STRATEGY

Our objective is to develop, market, and distribute innovative, high performance consumer electronic products that incorporate advanced technology, ease of use, and superior industrial design. We believe there is a significant segment of the consumer electronics market that desires high-performance products that offer value to the consumer and profit opportunities to dealers. Because many of our competitors are focused on higher volume, lower priced product lines where product and service differentiation is difficult to sustain, we believe we can capitalize on our technology, engineering and industry know-how, product distribution network, and reputation for bringing innovative products to the electronics marketplace to pursue our objectives and increase our revenues and earnings.

We intend to achieve our objectives by pursuing the following business strategy:

* Reducing the manufacturing and selling costs of our core Dual-Deck VCR product line to increase consumer demand and distribution; and
* Developing and marketing new high growth and/or high margin audio, video, and Internet digital products for the consumer electronics market that leverage and build upon our product development, marketing, sales, and distribution experience.

DISCONTINUED OPERATIONS

In March 1999, we completed an evaluation of our video security products business. We concluded that while the video security products business continued to offer good revenue and profit opportunities, our new digital video, audio, and Internet products had more substantial and immediate potential to create shareholder value. We also concluded that these new opportunities would require substantial capital and management resources and that we should concentrate our resources to pursue our growth strategy. As a result, we decided to sell or close down our security products business.

In April 1999, we entered into a Memorandum of Understanding to sell most of the assets of our Security Products Division to the senior management of the division for cash. The sale is subject to the parties reaching agreement on a purchase contract, which we are currently negotiating. We expect to complete the sale of the assets of the Security Products Division by July 31, 1999 but there is no assurance that we will be able to do so, or that we will recognize the full estimated values for the division's assets.

Our financial results have been restated to show the operations of the Security Products Division as discontinued operations, and we recognized an estimated loss on the sale of the division in the quarter ended March 31, 1999.

INDUSTRY BACKGROUND

The consumer electronics industry is highly competitive and is characterized by declining prices and constant innovations in quality and features. Manufacturing and core technology is dominated by large companies, all of which compete with us for market share in the consumer electronics market. Manufacturing dominance is maintained by substantial technological and entry cost barriers.

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

As a result of industry consolidation, there are substantial hurdles for bringing new products to the consumer electronic marketplace, particularly if the company offering the product is not already distributing other consumer electronic products. Consumer electronic retailers have considerable negotiating power and generally require that suppliers have sufficient financial, operational, and marketing wherewithal to provide a high level of support for product lines carried by that retailer.

PRINCIPAL PRODUCTS

We develop, market and distribute products that are primarily used by consumers for home entertainment, although some products like our Dual-Deck VCR also have industrial and institutional customers. The table below shows the product mix for our sales over the last three fiscal years:

PRODUCT SALES
                           FY 1999             FY 1998             FY 1997
                       ---------------     ---------------     ---------------
($ thousands)             $         %         $         %         $         %
                       -------     ---     -------     ---     -------     ---
Dual-Deck VCR's        $58,206     92%     $46,189     98%     $38,346     98%
Digital Televisions      2,199      3%          --      0%          --      0%
Digital Audio/Video      1,824      3%          --      0%          --      0%
Service and Parts        1,322      2%         955      2%         678      2%
                       -------    ---      -------    ---      -------    ---
     Total             $63,551    100%     $47,144    100%     $39,024    100%

DUAL-DECK VCR's: The principal consumer electronic product offered by our company has been the Dual-Deck VCR. We offer several models of Dual-Deck VCR's that vary from one another by features and configuration (the two VCR decks are either side-by-side or stacked on one another). The market for VCR's has continued to grow, with increasing unit shipments offsetting lower average selling prices. Our Dual-Deck VCR strategy is designed to capture an increasing share of the worldwide VCR market. The majority of sales of VCR's consists of replacement, upgrade, and second-unit purchases. We believe that our principal North American competition is currently from top-end single-deck VCR's offering a variety of features and price points, most of which are less expensive than comparable Dual-Deck VCR's.

All of our current Dual-Deck VCR models contain our patented "AmeriChrome" technology and proprietary software which allows a near-identical copy to be made from an original VHS tape. Some prerecorded tapes contain anticopying signals that take advantage of single deck VCR design weaknesses, causing single deck VCR's to make poor or unusable copies of videotapes.
AmeriChrome is not normally affected by these signals.

We have designed and marketed the Dual-Deck VCR for use as a full featured video cassette recorder. Our marketing literature and owner manuals caution consumers that the Dual-Deck VCR should not be used in a manner which infringes on the rights of owners of copyrighted material. However, we cannot predict the likelihood that distribution of current or future Dual-Deck VCR models will be challenged. All VCR's, including the Dual-Deck VCR, are affected by Federal legislation that was passed in October 1998 commonly referred to as The Digital Millennium Copyright Act. One of the effects of this new law will require us to modify the operations of Dual-Deck VCR's sold after April 2000 so that our VCR's will recognize a type of anticopying signal and prevent consumers from making a usable copy of videotapes encoded with that type of anticopying signal. We are modifying Dual-Deck VCR models manufactured after May 1999 so that if they are purchased prior to April 2000 they will continue to operate as originally designed for the lifetime of the VCR, but if they are purchased after April 2000 they will recognize and respond to the anticopying signal. We are unable to determine what the effect of the required modification may be on future sales of our Dual-Deck VCR's, but believe that negative effects may be mitigated by a combination of the numerous other feature benefits to consumers of Dual-Deck VCR's over single-deck VCR's and by our success in recent years of reducing the price premium paid by consumers for our line of Dual-Deck VCR's over single-deck VCR's.

While, to our knowledge, no other company is selling a consumer VHS-to-VHS Dual-Deck VCR in the United States, several companies have the technical skill and practical ability to design, manufacture, and sell such a product. It is possible that a potential competitor could attempt to introduce competing products in the United States or other world markets. However, we believe that it is unlikely that a competing Dual-Deck VCR will be introduced in our primary market, North America, due to our patented technology rights and the industry-wide transition from analog products like the VCR to digital products such as digital versatile disk (DVD).

One of our principal manufacturers, Samsung, has the right to manufacture and sell Dual-Deck VCR's worldwide using our technology in exchange for royalty payments. This agreement, which we signed in 1989, allows Samsung to compete with us. While Samsung has never exercised its license rights and has not communicated to us an intention to do so, we believe that if Samsung were to exercise its license rights, our revenues and profitability could be affected in a materially adverse manner. We have also licensed Samsung and Goldstar USA the worldwide, nonexclusive right to manufacture and sell 8mm-to-VHS format Dual-Deck VCR's (see "LICENSING"). To our knowledge neither company is currently selling 8mm/VHS Dual-Deck VCR's.

We anticipate that VCR's will begin to face obsolescence issues in the future from digitally-based home player/recorder consumer products. Two companies have recently introduced digital home video recording devices that use hard drives to record and store video, and other types of digital recording devices are likely to be introduced in the future. Nevertheless, these new products face considerable marketing and consumer acceptance obstacles. We are not aware of any product that is currently being offered that is widely considered today to be a viable replacement for the VCR as the primary home video recording device. However, we cannot predict how long the VCR in its current form will remain the primary home video recording device.

We expect that Dual-Deck VCR's will account for a decreasing percentage of our total sales in future years due to our product diversification efforts.

DIGITAL TELEVISIONS: In 1997, we entered into a development, marketing, and distribution agreement with Loewe Opta GmbH ("Loewe"), a German manufacturer of digital televisions. Under the agreement, we jointly designed a line of high-performance, digital direct view televisions for sale in North America under the Loewe brand name. These televisions incorporate advanced digital technology that converts analog television signals into a digitally-enhanced picture. The televisions also accept a VGA digital input and show it in the set's native 760 by 480 line progressive scan format. Each of the five models currently offered feature an attractive industrial design and an intuitive owner's operating system. We introduced four of the models in November 1998 and the fifth model was introduced in March 1999. The five models range in screen size from 30" to 36" in the 4:3 and wide-screen 16:9 formats and also come in different cabinet finishes and colors.

The market for traditional analog televisions continues to grow, with increasing unit shipments offsetting lower average selling prices. The market for digital televisions has not been established, and we do not know how quickly the market will develop. We believe that the upcoming conversion from analog to digital broadcasting will create significant demand for televisions that can take advantage of the enhanced picture quality available from digital signals. In addition, our televisions convert today's analog signals into a digitally-enhanced picture, with the goal of providing the consumer the best available picture regardless of the type and source of the consumer's programming.

We anticipate that all major television manufacturers will offer digital televisions with a wide array of features and price points. Most of these manufacturers have numerous competitive advantages, including greater access to capital and better brand awareness. In addition, we are currently dependent to a large extent on engineering and other technological support from Loewe for development and expansion of our line of televisions.

Digital Audio and Video Products: In April 1998, we purchased California Audio Labs L.L.C. ("Cal Audio"). Cal Audio designs and develops high-performance audio, video, and projection television products. Our acquisition of Cal Audio added DVD players, CD players, digital-to-analog converters, and front projection television products to our home theater product line, with a five channel amplifier and digital surround sound processor scheduled to be introduced in July 1999.

We believe that there is substantial market demand for higher-performance, higher-margined products which is not being adequately addressed by current industry participants and that the high-performance market segment offers us substantial future profit opportunities. Furthermore, consumer buying patterns have been shifting in recent years such that many consumers are increasingly demanding complete home theater solutions (purchasing all or most of the components from a single manufacturer to ensure the highest levels of compatibility, ease of use, and consistent appearance). As a result, we believe there is substantial marketing and financial benefit to offering a complete and integrated line of products within the consumer electronics segments that we compete. For that reason, we have pursued both internal development and external relationship sources for television, audio and video products as a part of our home theater strategy.

We expect to commit substantial resources and management attention to the further expansion and integration of our home theater product line including our Loewe digital television and Cal Audio products.

INTERNET PRODUCTS: We plan to introduce several models of internet audio players, more commonly known as MP3 players, in July 1999. These players can store computer files downloaded from a personal computer and can also store and playback music files compressed using the MP3 format. We intend to sell our internet audio players through many of the same retail stores as our Dual-Deck VCR under the RaveMP brand.

LICENSING

We entered into a License Agreement with Samsung Electronics of Korea in February 1989 under which we granted Samsung the use of our patented and proprietary technology to: (i) on an exclusive basis, manufacture and distribute Dual-Deck VCR's in the Republic of Korea; (ii) manufacture Dual-Deck VCR's for us; (iii) on a non-exclusive basis, manufacture and distribute Dual-Deck VCR's in all markets except the United States and its territories; and (iv) on a non-exclusive basis, manufacture and distribute Dual-Deck VCR's in the United

States and its territories under Samsung's own trademark and trade names. Samsung is required to pay us a royalty for sales of Dual-Deck VCR's by Samsung to any party other than us. To date, we have not received royalty payments under the Agreement and we are not aware of any sales by Samsung that entitle us to royalties. The License Agreement requires that we offer improvements in our Dual-Deck technology without additional fees or royalty to Samsung throughout the life of the License Agreement. The License Agreement will expire in October 2004 unless it is terminated earlier by Samsung.

We also have a Manufacturing Agreement with Samsung which is automatically renewed in one year increments unless either company gives at least six months' notice of cancellation. The Manufacturing Agreement currently extends through February 2000 (see "PRODUCT DEVELOPMENT AND MANUFACTURING").

In 1994 we licensed Goldstar U.S.A., Inc., on a non-exclusive, non-assignable, non-transferable basis, to manufacture and distribute worldwide 8mm-to-VHS VCR's. We received payment for the license in July 1994 as a one-time fee. Our license with Goldstar expires when the last patent covering the 8mm-to-VHS VCR held by us expires. In April 1996, we licensed Samsung to manufacture and sell the 8mm-to-VHS format Dual-Deck VCR's. We received payment for the license in April 1996 as a one-time fee.

SALES AND MARKETING

We conduct our sales and marketing activities through our Consumer Electronics and Home Theater divisions. The Consumer Electronics Division's actual and target customer base includes major national consumer electronic retailers, catalogs, warehouse clubs, home shopping channels, and mass merchants. Products are primarily sold under the Go-Video brand and, new for fiscal 2000, RaveMP for our new line of internet audio (MP3) players. Our Home Theater Division, which performs sales and marketing activities for Loewe televisions and Cal Audio product lines, is pursuing distribution through regional and specialist audio/video retailers and custom home theater installers. In most cases we sell our product lines with the support of independent sales representatives that represent specific product categories and geographic territories throughout North America and who also represent other consumer electronic companies.

The Consumer Electronics Division sells products to over two hundred accounts in North America, including some of the better known retailers, catalogs, and warehouse clubs such as Circuit City, Sam's Club, QVC, Costco Warehouse, Damark, Sears, The Good Guys, Nobody Beats The Wiz, Montgomery Wards, Rex Stores, and Fry's Electronics. Our marketing methods include attendance at trade shows, trade publication advertising, television, radio, and print advertising, sales promotion and other sales support programs, and publicity.

Home theater products include televisions with screen sizes over 27" that are combined with audio and video components and multiple speakers designed to replicate the movie theater experience in a consumer's home. Home theater products are differentiated by wide variations in price, performance, design, user interface, technology, and marketing and distribution strategy. The home theater market is served by large, multinational consumer electronic manufacturers as well as smaller companies that compete mostly in the higher-priced, specialist audio/video segment. Our Home Theater Division sells its products to specialist audio/video retailers and custom installers who primarily service consumers with more demanding performance requirements.

We compete in the consumer electronics industry, which experiences seasonal buying patterns with a majority of sales occurring between September and January. Our product line is subject to the same seasonality. We usually experience seasonal peaks in our sales during our third fiscal quarter which covers the months of October, November, and December.

Our terms of sale vary according to the quantity and price of units purchased and the creditworthiness of the customer, but generally do not exceed thirty days. Warranty terms vary according to the product offered. The most extensive warranties offered are three months labor and one year parts for VCR's, one year parts and labor on television products (two years for the picture tube), and one year parts and labor on Cal Audio products. We have service agreements for our products with independent service centers located throughout the United States, and we also provide service work at our Scottsdale, Arizona and Blue Lake, California locations. We believe we have established adequate reserves for our future warranty claims.

SIGNIFICANT CUSTOMERS

The following table shows the customers who represented at least 10% of our annual sales in each of the last two fiscal years:

Customer                   Fiscal 1999           Fiscal 1998
--------                   -----------           -----------
Sam's Club                     18%                   28%
Circuit City                   12%                   13%
QVC                            10%                   --

Although our significant customers fluctuate over time, the loss of a significant customer would have a materially adverse effect on our operating results.

BACKLOG ORDERS

Our practice is to maintain sufficient inventories to fill orders promptly and not carry a backlog of orders. Thus, we did not have a material level of backlog at June 24, 1999 or June 24 of the previous year.

PRODUCT DEVELOPMENT AND MANUFACTURING

Our product development activities consist of hardware, firmware, and software design and engineering as well as co-development and engineering of products with manufacturers and technology partners. We have focused our research and product development on the development of lower-cost Dual-Deck VCR's, a line of digital direct view televisions, internet audio devices, home theater audio products, and evaluation of potential new products, acquisitions, or joint ventures.

Most of our products are manufactured for us by independent companies. Our Dual-Deck VCR's are manufactured by two independent manufacturers: Samsung Electronics (Korea) and Shintom (Japan). We signed a Manufacturing Agreement with Samsung in February 1989. The agreement provides that Samsung will manufacture Dual-Deck VCR's to our specifications in conformity to the highest standards of quality maintained by Samsung in the manufacturing of VCR's. Quality control and assurance is performed by Samsung at the manufacturing facility in Korea and we verify product quality by sample testing upon the product's arrival in the United States. We generally place purchase orders two months prior to production based on our sales forecasts and inventory levels. The agreement with Samsung establishes statistical defect tolerances and provides that the costs of quality defects above the level of standards is to be borne by Samsung. We purchase products from Samsung F.O.B. Korea on open account with payments due thirty days after the product was shipped. The Manufacturing Agreement is automatically renewed for one year periods unless either we or Samsung provide at least six months advance notice in writing. The Manufacturing Agreement currently extends to February 2000.

We entered into a Dual-Deck VCR Manufacturing Agreement in January 1996 with Shintom Corporation. The agreement provides that Shintom will manufacture Dual-Deck VCR's to our specifications in conformity to the highest standards of quality maintained by Shintom in the manufacturing of VCR's. Quality control and assurance is performed by Shintom at its manufacturing facility in Indonesia and we verify product quality by sample testing upon the product's arrival in the United States. We generally place purchase orders three months prior to production based on our sales forecasts and inventory levels. The agreement with Shintom establishes statistical defect tolerances and provides that the costs of quality defects above the level of standards is to be borne by Shintom. We purchase products from Shintom F.O.B. Singapore on open account with payment due thirty days after the product is shipped. The agreement is automatically renewed for one year periods unless we or Shintom provide at least twelve months advance notice, and currently extends to January 2001.

We use two manufacturers for our line of digital televisions: Loewe Opta GmbH (Germany) and Five Rivers Electronic Innovations, LLC (Tennessee). We signed a Development, Marketing and Distribution Agreement with Loewe which was effective January 1998. The agreement provides that Loewe will manufacture televisions to our specifications in conformity to the highest standards of quality maintained by Loewe in the manufacturing of televisions. Quality control and assurance is performed by Loewe at its manufacturing facility in Germany and we verify product quality by sample testing upon the product's arrival in the United States. We generally place purchase orders three months prior to production based on our sales forecasts and inventory levels. The agreement with Loewe establishes statistical defect tolerances and provides that the costs of quality defects above the level of standards is to be borne by Loewe. We purchase products from Loewe F.O.B. Germany using commercial letters of credit opened approximately thirty days prior to shipment. Payment for the product is by acceptance due twenty days after the ship date. The initial term of this agreement is five years to January 2003 and will be automatically renewed for an additional five year period unless we or Loewe provide notice by January 2001 that the agreement should not be renewed. The agreement also has early termination provisions for both companies, including Loewe's ability to terminate the agreement if we fail to purchase certain minimum numbers of televisions in each year of the agreement.

We entered into a television manufacturing agreement in December 1997 with Five Rivers Electronic Innovations, LLC ("Five Rivers"). The agreement provides that Five Rivers will manufacture televisions to our specifications in conformity to the highest standards of quality maintained by Five Rivers in the manufacturing of televisions. Quality control and assurance is performed by Five Rivers at its manufacturing facility in Tennessee and we verify product quality by sample testing products that are shipped to our warehouse facility in Scottsdale. We generally place purchase orders three months prior to production based on our sales forecasts and inventory levels. The agreement with Five Rivers establishes statistical defect tolerances and provides that the costs of quality defects above the level of standards is to be borne by Five Rivers. We purchase products from Five Rivers on open account with payment due thirty days after the product was shipped. The initial term of this manufacturing agreement is three years and is automatically renewed for one year periods unless we or Five Rivers provide at least twelve months advance notice. The manufacturing agreement currently extends to December 2000.

We use other independent manufacturers for other products under similar terms to those in place with the manufacturers described above.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

In August 1988, we obtained United States Patent No. 4,768,110 entitled "Videocassette Recorder(s) Having Dual Decks For Selective Simultaneous Functions". We have filed additional U.S. and foreign patent applications for enhancements related to the Dual-Deck VCR since 1988. In general terms, our patents cover a videocassette recorder system that has two decks contained in one housing and has switching combinations which permit simultaneous and/or auxiliary functions to occur, such as allowing one deck to record while the other plays. In July 1992, we obtained U.S. Patent No. 5,124,807, entitled "Dual Deck Videocassette Recorder System", featuring the further enhanced ability of a Dual-Deck VCR system to duplicate high quality videocassette tapes with good fidelity and avoidance of copy degradation.

During fiscal 1993, we were issued four new U.S. patents. The first patent issued, No. 5,194,963, relates to a unique circuit that results in high-quality duplication of a videocassette tape for in-home use. This circuit is identified by the registered trademark "AmeriChrome". A second patent, No. 5,216,552, relates to a unique Dual-Deck VCR video switching system with or without a built-in tuner. The third patent, No. 5,216,499, relates to a Cable Select Box Supplemental Splitter, identified by the trademark "Cable Ready Plus". The fourth patent, No. 5,189,691, relates to a Dual-Deck VCR that includes answering machine logic that allows the VCR to be used to answer a video telephone system.

During fiscal 1994, we were issued three new U.S. patents. The first patent issued, No. 5,307,193, relates to a method of control over an infrared controlled device such as a TV, VCR, or stereo without the use of an infrared emitter. This method of control uses voltage-induced energy for direct control of a device with or without a line of sight. A second patent, No. 5,177,618, relates to additional AmeriChrome circuitry and identification and hardware control in the presence of certain anti-copy encoding on a videocassette. A third patent, No. 5,249,087, relates to a rotating scanning device for use with magnetic storage media. Other U.S. and foreign patent applications are currently pending. There is no assurance that any additional patents will be granted to the Company or that the Company's patents will provide meaningful protection from competition. The Company intends to vigorously enforce its proprietary technology rights.

We have registered or filed for registration of our trademarks "Sensory Science", "Go-Video", "AmeriChrome", "California Audio Labs", and "RaveMP" with the United States Patent and Trademark Office. We have also filed for registration with the United States Patent and Trademark Office for various other trademarks. We have developed and own the proprietary operating system software used by most of our products including the Dual-Deck VCR. We believe that patents, trademarks, trade names, and proprietary rights, once established, are very important in the consumer electronics market, and the loss, denial, or infringement of such patents, trademarks, trade names, and proprietary rights could hurt our sales and profitability.

ENVIRONMENTAL MATTERS

Although we are subject to various federal, state, and local environmental laws and regulations, we have not experienced any material cost in complying with such laws and regulations.

YEAR 2000 COMPLIANCE

We recognize the problems associated with Year 2000 transactions and have evaluated our management information systems and the possible effect of Year 2000 hardware and software issues. We believe all but one of our internal management information systems are Year 2000 compliant. The one internal systems that is not Year 2000 compliant is a customer contact management system that we expect to replace by September 1999. We have communicated with our significant suppliers, financial institutions, customers, and other parties that purchase products or provide critical services or supplies to us to assess their respective compliance with Year 2000 issues. We have not received sufficient information from key suppliers, financial institutions, or customers about their Year 2000 compliance and remediation plans to predict the outcome of their efforts. If our larger customers are not Year 2000 compliant, payments to us could be delayed and our cash flow would be affected. If our contract manufacturers are not Year 2000 compliant, our receipt of inventory may be disrupted which could affect our sales and cash flow. If our financial institutions are not Year 2000 compliant, our operations could be disrupted as vendors and employees await payment for goods and services provided and we await collection of our accounts receivables.

We are in the process of designing a contingency plan which we expect to complete by September 1999. However, we cannot provide assurances that our significant suppliers, financial institutions, and customers will properly address and resolve critical Year 2000 issues. We have incurred and expect to continue to incur expenses to make all of our internal systems Year 2000 compliant. We currently estimate that these costs will total less than $200,000. We have incurred relatively little costs to date specifically associated with the Year 2000 issue since our rapid sales and employee growth over the last three years has required that we upgrade our computer systems to support this growth. The costs of Year 2000 compliance and the date on which we plan to be completely Year 2000 compliant are based on our current estimates. These estimates reflect our assumptions about future events, including the continued availability of third party remediation plans. We cannot be sure that these estimates will be achieved, and our actual results could differ materially from our plans. Specific factors that could cause material differences include the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

EMPLOYEES

As of June 24, 1999, we had 92 full-time employees. Our employees are not represented by labor unions and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are:

NAME                       AGE         POSITIONS
----                       ---         ---------
Roger B. Hackett           48       Chief Executive Officer, President, and
                                     Chief Operating Officer
Edward J. Brachocki        43       Senior Vice President, Corporate Development
Douglas P. Klein           38       Senior Vice President and Chief Financial
                                     Officer, Secretary and Treasurer
Ralph F. Palaia            49       Senior Vice President, Marketing and Sales
Steven G.T. Maine          57       Senior Vice President and Chief Technology
                                     Officer

ROGER B. HACKETT was first elected to our Board of Directors in December 1992 and joined Sensory Science as our President and Chief Operating Officer in January 1993. In March 1994, Mr. Hackett was elected our Chief Executive Officer and Chairman of the Board. Prior to joining Sensory Science, Mr. Hackett served as an executive officer of Serving Software Inc., a Minneapolis, Minnesota-based provider of computer software used in the health care industry. He also served as a director of Serving Software from January 1993 until September 1994 when Serving Software was acquired by HBO & Co. Mr. Hackett received a Bachelor of Science Degree in Business Administration from Ohio State University.

EDWARD J. BRACHOCKI joined us in February 1993 as Vice President, Marketing, and was named Vice President, Corporate Development, in August 1994 and Senior Vice President, Corporate Development in October 1998. From July 1992 until joining us, Mr. Brachocki was a Senior Associate for MTA/EMCI, a Washington, D.C.-based consulting firm for the telecommunications and cable television industries, where he advised clients on marketing issues for technology-based consumer products. Mr. Brachocki received a Bachelor of Science Degree in Psychology from Fairfield University in Connecticut.

DOUGLAS P. KLEIN joined us in April 1993 as Assistant Treasurer and was named Treasurer and Vice President of Finance in October 1993, Corporate Secretary in April 1994, Chief Financial Officer in September 1995, and Senior Vice President in October 1998. Mr. Klein was employed from June 1983 through October 1992 by Continental Bank N.A., Chicago (subsequently acquired by Bank of America), most recently as Portfolio Manager for the Large Corporate Group. Mr. Klein serves on the Board of Directors of Desert Schools Federal Credit Union, a federally-charted credit union with $1.3 billion in assets. Mr. Klein received a Bachelor of Science Degree in Management from Purdue University, and a Masters Degree in Management from the J.L. Kellogg Graduate School of Management, Northwestern University.

RALPH F. PALAIA has served as our Senior Vice President of Marketing and Sales since December 1997. He also served on our Board of Directors from December 1994 until he joined the company. Prior to joining Sensory Science, Mr. Palaia was co-owner of Innovative Marketing Group, a marketing and distribution firm founded in April 1994, which performed marketing-related consultation and services for consumer electronics and other related product clients. From February 1991 to April 1994, Mr. Palaia held several sales and marketing executive positions for Philips Consumer Electronics, a leading international consumer electronics company, most recently as Senior Vice President of Marketing and Sales for North America. He received a Bachelor of Arts Degree in Economics from Duke University.

STEPHEN G.T. MAINE joined us in April 1998 as Senior Vice President and Chief Technology Officer. Prior to joining us, Mr. Maine was Senior Director of New Business Development for Broadcom Corporation, where he was responsible for identifying new product opportunities for high performance mixed signal VLSI products and technology for the broadband communications and networking markets. Prior to joining Broadcom in August 1997, Mr. Maine was employed by General Instruments from 1974 to July 1997 in a variety of positions, most recently as Vice President of Business Development for Satellite & Data Networks. Mr. Maine graduated from the University of Aston with a Bachelor of Science degree in Electrical Engineering and the Birmingham College of Advanced Technology with a Diploma in Technology (MSEE equivalent.) He holds numerous patents and has published several articles on integrated circuit computer architectures. He was one of thirty people selected by Electrical Engineering Times as a major contributor to the Integrated Circuit Industry.

ITEM 2. PROPERTIES

We lease a 33,000 square foot corporate office and warehouse facility in Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and expires in January 2003, with one three year extension at our option. We also lease a 7,800 square foot engineering and manufacturing facility in Blue Lake, California, which is fully utilized and in good condition. The least began in June 1997 and expires in May 2002. We are currently evaluating our space requirements in relation to our business plan which anticipates increased needs for personnel, office, and engineering space. As a result, we expect we will need to lease additional space and to remodel our existing space, both of which would increase our overall rental costs.

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were voted upon by our stockholders during the fourth quarter of the fiscal year ended March 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock trades on the American Stock Exchange under the symbol "VCR". The following table shows the high and low sales prices for the common stock during the period from April 1, 1997 through March 31, 1999, as reported to us by the American Stock Exchange. These prices do not include commissions or other adjustments to the selling price.

             Fiscal Year Ended March 31, 1999   Fiscal Year Ended March 31, 1998
             --------------------------------   --------------------------------
                    High              Low              High              Low
                    ----              ---              ----              ---
First Quarter      $3.5625          $2.3125           $1.9375          $1.2500
Second Quarter     $4.6875          $2.5625           $2.6250          $1.3750
Third Quarter      $3.5000          $2.6250           $2.8750          $2.0000
Fourth Quarter     $4.0000          $2.1250           $2.6250          $1.7500

We had approximately 8,000 beneficial shareholders of our common stock, including approximately 1,800 stockholders of record (certificate holders registered directly rather than on account at various brokerages or trustees) as of March 31, 1999.

We have not paid any cash dividends in the past and we do not intend to pay cash dividends on our common stock in the future. Instead, we will continue to use our available cash to support the planned growth of our business. Our credit agreement does not allow us to pay cash dividends without the consent of our lender.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows our selected financial data for the last five fiscal years. You should read this table in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements.

STATEMENT OF OPERATIONS

                                        Fiscal Year Ended March 31                 Eight Months     Fiscal Year
                          ------------------------------------------------------  Ended March 31,  Ended July 31,
                              1999          1998          1997          1996           1995            1994
                              ----          ----          ----          ----           ----            ----
Sales                     $63,550,812   $47,143,973   $39,024,306   $33,964,836    $27,602,708     $41,192,644
Net income (loss) from
  continuing operations     1,664,368     3,379,631     2,411,509    (2,465,003)       117,801         105,741
Net (loss) from
  discontinued operations    (583,602)     (296,281)     (527,178)     (406,167)            --              --
Net income (loss) from
  continuing operations
  per share - basic              0.13          0.28          0.21         (0.22)          0.01            0.01
Net (loss) from
  discontinued operations
  per share - basic             (0.05)        (0.03)        (0.04)        (0.04)            --              --
Weighted average
  shares                   13,227,493    12,248,724    11,407,553    11,304,261     11,194,200      11,090,549

BALANCE SHEET
                                        Fiscal Year Ended March 31                 Eight Months     Fiscal Year
                          ------------------------------------------------------  Ended March 31,  Ended July 31,
                              1999          1998          1997          1996           1995            1994
                              ----          ----          ----          ----           ----            ----
Current assets            $25,225,608   $15,809,699   $12,503,287   $ 9,783,600    $10,035,234     $10,165,288
Current liabilities        16,864,512     6,684,399     5,361,277     6,236,720      3,184,011       3,608,489
Long-term assets (net)      5,404,421     2,850,572     1,252,444     1,414,386        464,963         541,940
Long-term liabilities         348,552       868,658     1,268,131       283,405          6,245          19,004
Total assets               30,630,029    18,660,271    13,755,731    11,197,986     10,500,197      10,707,228
Total liabilities          17,213,064     7,553,057     6,629,408     6,520,125      3,190,256       3,627,493
Stockholders' equity       13,416,965    11,107,214     7,126,323     4,677,861      7,309,941       7,079,735

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sensory Science was incorporated in May 1984 and was engaged in development-stage activities until the fiscal year ended July 31, 1990, when we began our primary operations of developing, marketing and distributing consumer electronic products. We experienced substantial losses from our formation through the fiscal year ended July 31, 1992. We changed our fiscal year-end to March 31 beginning with the eight month transition period ended March 31, 1995.

Since 1996, we have been able to reduce the manufacturing costs of our primary product, the Dual-Deck VCR, which in turn has lead to reductions in the retail price and corresponding increases in consumer demand. In April 1995 we acquired the predecessor to our Security Products Division. In March 1999, we decided to exit the video security products business to focus our efforts on development and marketing of digital consumer electronic products. Beginning in the fiscal year ended March 31, 1999, we added two major new product lines: digital televisions and digital audio/video home theater products.

RESULTS OF OPERATIONS

The following table shows the percentage of total revenues represented by the key items that make up our statements of operations:

                                                    Year Ended March 31,
                                          -------------------------------------
                                            1999          1998            1997
                                            ----          ----            ----
Revenues:
  Dual-Deck VCR's                           91.6%          98.0%          98.3%
  Digital Televisions                        3.5%           0.0%           0.0%
  Digital Audio/Video                        2.9%           0.0%           0.0%
  Other                                      2.0%           2.0%           1.7%
                                           -----          -----          -----
Net sales                                  100.0%         100.0%         100.0%
Gross profit                                24.5%          24.9%          26.3%

Sales and marketing expense                  9.7%           8.9%           8.0%
Research and development expense             3.6%           1.9%           2.9%
General and administrative expense           6.9%           6.5%           7.3%
Total operating expenses                    20.1%          17.4%          18.1%

Operating income                             4.4%           7.5%           8.2%
Other income (expense)                      (1.6%)         (1.2%)         (1.9%)
Pre-tax income                               2.8%           6.3%           6.3%
Net income from continuing operations        2.6%           7.2%           6.2%
(Loss) from discontinued operations         (0.9%)         (0.6%)         (1.4%)
Net income                                   1.7%           6.5%           4.8%

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales increased by 35% to $63.6 million for the fiscal year ended March 31, 1999 ("fiscal 1999") from $47.1 million during the fiscal year ended March 31, 1998 ("fiscal 1998"). The increase in net sales was due to a 65% increase in Dual-Deck VCR ("DDVCR") units sold by our Consumer Electronics Division during fiscal 1999 compared to fiscal 1998, offset in part by a 22% decrease in the average selling price per unit over the two periods. The increase in net DDVCR units sold was due to the expansion of sales into warehouse clubs and home shopping channels and increased consumer demand as a result of lower retail prices. Sales by our Home Theater Division contributed approximately 6.4% of our total net sales for fiscal 1999, up from 0% in prior years. These new sales by our Home Theater Division resulted from our April 1998 acquisition of California Audio Labs and the November 1998 commencement of sales of our line of digital televisions. We anticipate that sales of new products including digital televisions, MP3 players scheduled for introduction in July 1999, DVD players with integrated multi-channel amplifiers scheduled for introduction in October 1999, and high-end home theater products including a surround sound processors and five-channel amplifier scheduled for introduction in July 1999 will contribute an increasing percentage of our total revenue for fiscal 2000, and that overall revenue in fiscal 2000 will grow by a similar rate as it did in fiscal 1999 subject to the successful introduction of these new products and continued sales increases for DDVCR's.

Gross profit was $15.6 million and $11.7 million for fiscal 1999 and fiscal 1998, respectively, representing a 33% increase in gross profit dollars. The increase in gross profit dollars was due to higher sales in fiscal 1999 compared to fiscal 1998. Gross profit as a percentage of net sales ("gross margin") decreased slightly to 24.5% for fiscal 1999 from 24.9% for fiscal 1998, primarily as a result of the 22% decrease in the average DDVCR selling price partially offset by a 20% decrease in the average manufacturing cost per unit. We anticipate that we will maintain or slightly improve gross margin in fiscal 2000 as a result of scheduled manufacturing cost reductions in our DDVCR line. However, the gross margin realized in fiscal 2000 will be heavily influenced by the actual mix of high-fi and mono DDVCR units sold, the successful introduction of our new products, and our ability to realize the scheduled reductions in DDVCR manufacturing costs.

Sales and marketing expenses increased 46% to $6.1 million for fiscal 1999 from $4.2 million for fiscal 1998. As a percentage of net sales, sales and marketing expenses increased from 8.9% to 9.7% over the same period. The increase in sales and marketing expense for fiscal 1999 was primarily due to higher sales levels and a corresponding increase in sales commissions and other variable sales and marketing costs. Increased expenses for marketing and sales personnel hired in our Home Theater Division to market and sell the new television and digital audio/video product lines also contributed to the higher sales and marketing expenses. We anticipate that sales and marketing expenses in fiscal 2000 will remain consistent as a percentage of sales to fiscal 1999.

Research and development expenses increased by 149% to $2.3 million for fiscal 1999 from $0.9 million for fiscal 1998. The increase in research and development expenses was due to a significant increase in the number of engineering and product management personnel and includes the effect of the April 1998 acquisition of California Audio Labs and its research and development personnel. As a percentage of sales, research and development expenses increased from 1.9% to 3.6%. We expect that our growth strategy to develop and market innovative consumer electronic products will continue to require increased research and development expenditures in fiscal 2000 and beyond, both in dollars and as a percentage of sales. We expect that research and development dollars that will be incurred in fiscal 2000 will increase by a similar amount to the increase we experienced in fiscal 1999.

General and administrative expenses increased by 42% to $4.4 million for fiscal 1999 from $3.1 million for fiscal 1998. The increase was primarily due to higher depreciation and amortization expenses related to increased investments in information systems hardware and software, higher compensation, recruitment and training expenses, and increased expenses for office supplies and rent related to the overall increase in the number of employees and the April 1998 acquisition of California Audio Labs. As a percentage of net sales, general and administrative expenses increased to 6.9% for fiscal 1999 from 6.5% for fiscal 1998. While we anticipate that general and administrative expenses will increase in fiscal 2000 in dollar amount, we also anticipate that general and administrative expenses will decrease as a percentage of sales over the same period.

As a result of the above, we recorded operating income of $2.8 million for fiscal 1999 compared with operating income of $3.5 million for fiscal 1998. We recorded net other expense of $1.0 million for fiscal 1999 compared with net other expense of $0.6 million for fiscal 1998. The increase in net other expense was due to increased interest expense resulting from an increase in the average daily loan outstanding. The average daily loan outstanding during fiscal 1999 was $10.7 million compared to $3.8 million in the prior year. The average interest rate declined in fiscal 1999 to 8.65% from 9.5% for the prior year due to reductions in the prime lending rate and a 1/2% reduction in our interest rate spread over the prime rate.

We reported income from continuing operations of $1.7 million for fiscal 1999, down $1.7 million or 51% from income from continuing operations of $3.4 million for fiscal 1998. Included in fiscal 1998 net income was a net income tax benefit of $415,000 resulting from our determination that it is more likely than not that $530,000 of deferred tax assets will be realized in future years.

In March 1999, we determined that our Security Products Division no longer fit strategically into our long-term growth plans, and made plans to dispose of the assets of the division. As a result, the financial results from the Security Products Division as included as discontinued operations. For fiscal 1999, the loss from discontinued operations was $0.6 million, which included a provision of $0.3 million for the loss and disposal costs of exiting the security products business. We plan to complete the disposal of the assets of the Security Products Division by July 1999. In fiscal 1998, the discontinued operations recorded a loss from operations of $0.3 million.

As a result of the above, we reported net income of $1.1 million for fiscal 1999, down $2.0 million or 65% from net income of $3.1 million for the prior year.

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales increased 21% to $47.1 million for the fiscal year ended March 31, 1998 ("fiscal 1998") from $39.0 million during the fiscal year ended March 31, 1997 ("fiscal 1997"). The increase in net sales was primarily due to a 30% increase in Dual-Deck VCR ("DDVCR") units sold by our Consumer Electronics Division during fiscal 1998 compared to fiscal 1997, offset in part by a 6.2% decrease in the average selling price per unit over the two periods. The increase in net DDVCR units sold was due to the expansion of sales into warehouse clubs and increased consumer demand for most models of our current model line of DDVCR's as a result of lower retail prices. There were no sales by our Home Theater Division in fiscal 1998.

Gross profit was $11.7 million and $10.2 million for fiscal 1998 and fiscal 1997, respectively, representing a 14% increase in gross profit dollars. The increase in gross profit dollars was primarily due to higher sales of DDVCR's in fiscal 1998 compared to fiscal 1997. Gross profit as a percentage of net sales ("gross margin") decreased to 24.9% for fiscal 1998 from 26.3% for fiscal 1997, primarily as a result of the 6.2% decrease in the average DDVCR selling price offset in part by a 5.7% decrease in the average manufacturing cost per unit.

Sales and marketing expenses increased by 35% to $4.2 million for fiscal 1998 from $3.1 million for fiscal 1997. As a percentage of net sales, sales and marketing expenses increased from 8.0% to 8.9% over the same period. The increase in sales and marketing expense for fiscal 1998 was primarily due to a bad debt charge of $440,000 as a result of the December 1997 bankruptcy of Nobody Beats The Wiz, a large retail customer of ours. Excluding the bad debt charge, sales and marketing expenses were flat as a percentage of sales.

Research and development expenses decreased 18.5% to $0.9 million for fiscal 1998 from $1.1 million for fiscal 1997. The decrease in research and development expenses was primarily due to an agreement reached effective January 1, 1997 with Loewe Opta GmbH in which Loewe agreed to develop and manufacture, exclusively for us, a line of digital direct view televisions built to our specifications. Prior to the agreement with Loewe, we had borne certain development costs primarily related to software and hardware modifications of the televisions to prepare them for sale in North America.

General and administrative expenses increased 8.6% to $3.1 million for fiscal 1998 from $2.8 million for fiscal 1997. The increase was primarily due to higher depreciation and amortization expenses related to increased investments in information systems hardware and software. Also contributing to the higher general and administrative expenses were higher compensation, temporary labor, recruitment, and training expenses. As a percentage of net sales, general and administrative expenses decreased to 6.5% for fiscal 1998 from 7.3% for fiscal 1997.

As a result of the above, we recorded operating income of $3.5 million for fiscal 1998 compared with operating income of $3.2 million for fiscal 1997. We recorded net other expense of $0.6 million for fiscal 1998 compared with net other expense of $0.7 million for fiscal 1997. The decrease in net other expense was primarily due to lower interest expense resulting from a decrease in the average effective interest rate on our line of credit, offset in part by an increase in the average daily loan outstanding.

We reported income from continuing operations of $3.4 million for fiscal 1998, up $1.0 million or 40% over income from continuing operations of $2.4 million for the prior year. The loss from discontinued operations was $0.3 million for fiscal 1998, reduced from the loss from discontinued operations of $0.5 million for fiscal 1997. As a result, we reported net income of $3.1 million for fiscal 1998, up $1.2 million or 64% from net income of $1.9 million for fiscal 1997. Included in fiscal 1998 net income was a net income tax benefit of $0.4 million resulting from our determination that it is more likely than not that $0.5 million of deferred tax assets will be realized in future years, offset in part by a provision for alternative minimum income tax and state income tax. We recorded a provision for its alternative minimum income tax liability of $51,200 for fiscal 1997.

SEASONALITY

Our primary product lines compete within the consumer electronics industry, which generally experience seasonality in sales. Accordingly, we expect to experience peaks in our sales from September through January, which covers the holiday selling season.

FUTURE RESULTS

Our expectations for results of operations and other forward-looking statements contained in this Annual Report on Form 10K, in particular statements concerning expected future growth in revenues and earnings, growth of market share, and the entry into the home theater markets and Internet recording and playback devices, involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts of rival companies; timing of product introductions and consumer acceptance of new products; ability of contract manufacturers to meet product price objectives and delivery schedules; legislative, regulatory and industry initiatives including the Digital Millennium Copyright Act that may affect planned or actual product features and marketing methods; and the pace and success of product research and development.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used by operating activities was $5.5 million for the fiscal year ended March 31, 1999 ("fiscal 1999") compared with net cash provided by operating activities of $2.9 million for the fiscal year ended March 31, 1998 ("fiscal 1998"). The $8.4 million increase in cash used by operating activities for fiscal 1999 was primarily the result of an $8.4 million increase in inventories and a $2.0 million decrease in net income, offset in part by a $1.9 million increase in accounts payable. The increase in inventories resulted from a combination of higher inventory to support higher sales levels, the addition of digital televisions and California Audio Labs products, and slower inventory turns of Dual-Deck VCR's. The increase in the accounts payable balance for fiscal 1999 compared to fiscal 1998 was primarily due to our two primary Dual-Deck VCR manufacturers agreeing to ship DDVCR's on open account with payment due thirty days after shipment, a change from the purchase terms in place one year prior when we paid for products as they shipped.

We had net working capital of $8.4 million and $9.1 million at March 31, 1999 and March 31, 1998, respectively. At March 31, 1999, our current ratio (current assets divided by current liabilities) was 1.5 to 1, down from 2.4 at March 31, 1998.

We fund our cash requirements through a combination of cash flow from operations and loans under a line of credit with Congress Financial Corporation. During the fiscal year, our sales seasonality generally require incremental working capital for investment primarily in inventories and receivables, and we also used the line in fiscal 1999 to fund our April 1998 acquisition of California Audio Labs. Our primary source of funds for the fiscal year ended March 31, 1999 was the line of credit. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended in August 1998. The maximum line of credit is $20.0 million, limited by a borrowing base determined by specific inventory and receivable balances. The line provides for cash loans, letters of credit, and acceptances. The agreement, as amended, expires in November 2002 with a maximum prepayment (if applicable) fee of 1%. Loans are priced at prime plus 1/2%. The lender is collateralized by all assets of Sensory Science. The unused and available line of credit at March 31, 1999 was approximately $6.4 million. All closing costs related to the origination and amendment of the financing agreement had been fully amortized by March 31, 1999. We believe that our current financial resources will be adequate to support operations over the next twelve months.

In August 1996 we sold $1.5 million of convertible subordinated notes in a private placement with institutional holders. Notes outstanding after August 1999 must be converted to common stock at our option. As of March 31, 1999, notes with a principle amount of $1.3 million had been converted.

In 1997 we entered into an agreement with Loewe Opta GmbH of Kronach, Bavaria, Germany, to develop and market a line of digital television products designed specifically for the North American market. The initial agreement is effective through January 1, 2003 with built in five year extensions. We incurred fees totaling $2.3 million for the exclusive right to market and distribute Loewe Opta direct view televisions in North America which were capitalized. We began amortizing the capitalized fee on a straight-line basis in November 1998 when we began shipments of the first televisions.

On April 1, 1998, we acquired California Audio Labs, LLC ("Cal Audio"). Cal Audio designs, develops, manufactures and distributes digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The purchase price was $775,000 in cash plus assumption of liabilities of $1.7 million. We have incurred and expect to continue to incur increased expenses related to the integration and development of the Cal Audio business and therefore do not anticipate a meaningful contribution to operating income by Cal Audio during the fiscal year ending March 31, 2000.

We lease a 33,000 square foot corporate office and warehouse facility in Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and expires in January 2003, with one three year extension at our option. We also lease a 7,800 square foot engineering and manufacturing facility in Blue Lake, California, which is fully utilized and in good condition. The least began in June 1997 and expires in May 2002. We are currently evaluating our space requirements in relation to our business plan which anticipates increased needs for personnel, office, and engineering space. As a result, we expect we will need to lease additional space and to remodel our existing space, both of which would increase our overall rental costs.

INFLATION

Inflation has had no material effect on our operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not utilize market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Pages F-1 through F-19


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding executive officers required by Item 10 is furnished under "Executive Officers of the Registrant" in Part I of this Report. The other information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to its Annual Meeting of Stockholders to be held on August 19, 1999 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                    Page or
                                                                Method of Filing
                                                                ----------------

     (a)  Financial Statements:

          (1)  Report of Deloitte & Touche LLP.                     Page F-1

          (2)  Consolidated  Financial  Statements and Notes        Page  F-2
               to Consolidated Financial Statements of the Company for the fiscal years ended March 31, 1999, 1998, and 1997.

     (b)  Reports on Form 8-K:

          We filed one Report on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1999. The 8-K reported that we had filed an amendment with the Secretary of the State of Delaware to change the legal name of our company from Go-Video, Inc. to Sensory Science Corporation.

     (c)  Exhibits

The following exhibits are filed as part of this Report.

Exhibit                                                                 Page or
  No.                Description                                    Method of Filing
  ---                -----------                                    ----------------
3.1      Certificate of Incorporation of the            Incorporated by reference to Exhibit 3-A
         Company                                        of S-1 No. 33-17277


3.2      Amendment to Articles of Incorporation         Incorporated   by   reference   to   the
                                                        Company's 8-K filing dated March 2, 1999

3.3      Bylaws of the Company                          Incorporated by reference to Exhibit 4-B
                                                        to S-2 No. 33-38445

4.1      Specimen Certificate representing Common       Incorporated by reference to Exhibit 4-A
         Stock                                          to S-1 No. 33-17277


4.2      Form of Mandatory Convertible                  Incorporated by reference to Exhibit 4.3
         Subordinated Note                              to the  Company's S-2  Registration  and
                                                        Filing No.  333-15731  filed November 7,
                                                        1996

10.2     Assignment of U.S. Patent Rights to            Incorporated  by  reference  to  Exhibit
         Sensory Science Corporation by R. Terren       10-B(1) to S-1 No. 33-17277
         Dunlap and Richard A. Lang, dated October
         11, 1985

10.3     Assignment of Japanese Patent Rights to        Incorporated  by  reference  to  Exhibit
         Sensory Science Corporation by R. Terren       10-B(2) to S-1 No. 33-17277
         Dunlap and Richard A. Lang, dated August
         5, 1987

10.4     Assignment of U.S. Patent Rights to            Incorporated  by  reference  to  Exhibit
         Sensory Science Corporation by R. Terren       10-B(3) to Annual  Report on Form10K for
         Dunlap, John Berkheimer, and Dwayne            1988 (the "1988
         Woodmas, dated August 4, 1988 the fiscal
         year ended July 31, 10K")

10.5     Assignment of U.S. Patent Rights to            Incorporated  by  reference  to  Exhibit
         Sensory Science Corporation by R. Terren       10-B(4) to the Company's 1988 10K.
         Dunlap, John Berkheimer, and Richard
         Otto, dated September 9, 1988

10.6*    Form of 1987 Nonstatutory Stock Option         Incorporated by reference to Exhibit 4-A
         Plan, as amended                               to the  Company's S-8  Registration  and
                                                        Filing No. 33-18428

10.7*    Form of 1989 Nonstatutory Stock Option         Incorporated  by  reference  to  Exhibit
         Plan, as amended                               10-C   (2)   to   the    Company's   S-2
                                                        Registration and Filing No. 33-33033

10.8*    Form of 1991 Directors' Nonstatutory           Incorporated  by  reference  to  Exhibit
         Stock Option Plan, as amended                  28.1 to the Company's  S-8  Registration
                                                        and Filing No. 33-49924 and Exhibit A to
                                                        the Company's 1995 Proxy Statement.

10.9*    Form of 1991 Employee Stock Option Plan        Incorporated  by  reference  to  Exhibit
                                                        28.1 to the Company's  S-8  Registration
                                                        and Filing No. 33-49926

10.11    Settlement Agreement, Manufacturing            Incorporated  by  reference  to  Exhibit
         Agreement, License and Technical               10-E(10) to S-1 No. 33-18433
         Assistance Agreement and Mutual Release
         between Sensory Science Corporation, and
         Samsung Electronics Co. Ltd., dated
         February 28, 1989.

10.14**  Manufacturing Agreement between Sensory        Incorporated by reference to Exhibit
         Science Corporation and Samsung Corporation,   10.14 to the 1993 10K.
         dated September 14, 1993.

10.16*   Separation Agreement between Roger B.          Incorporated by reference to Exhibit
         Hackett and Sensory Science Corporation,       10.16 to the 1993 10K.
         dated August 2, 1993.

10.17**  License Agreement between Sensory Science      Incorporated  by  reference  to  Exhibit
         Corporation. and Goldstar U.S.A., Inc.,        10.17 to the Company's Annual  Report
         dated July 11, 1994.                           Form 10K for fiscal year ended
                                                        July 31, 1994 (the "1994 10K").

10.22    Office Lease Agreement between Sensory         Incorporated  by  reference  to  Exhibit
         Science Corporation and 78 McClain,            10.22 to the  Quarterly  Report Form 10Q
         L.L.C., for premises at 7835 East McClain      for the quarter ended January 31, 1995.
         Drive, Scottsdale, AZ, dated November 15,
         1994.

10.24*   Form of 1993 Employee Stock Option Plan        Incorporated  by  reference  to  Exhibit
                                                        10.24 to the Transition Report 1995 10K.

10.26**  Manufacturing Agreement between Sensory        Incorporated  by  reference  to  Exhibit
         Science Corporation and Shintom Co. Ltd.       10.26 to the  Quarterly  Report Form 10Q
         and Talk Corporation, dated January 9,         for the quarter ended December 31, 1995.
         1996.

10.27**  First Amendment to Manufacturing               Incorporated  by  reference  to  Exhibit
         Agreement between Sensory Science              10.27 to the 1996 10K.
         Corporation and Samsung Corporation dated
         April 1, 1996.

10.29    Amended and Restated Loan and Security         Incorporated  by reference to Exhibit to
         Agreement between Sensory Science              the  Report   Form  dated  10Q  for  the
         Corporation and Congress Financial,            quarter ended September 30, 1998.
         August 19, 1998

10.30    Development, Marketing, and Distribution       Incorporated  by  reference  to  Exhibit
         Agreement between Sensory Science              10.30  to the  Quarterly  dated  January
         Corporation and Loewe Opta GmbH 1, 1997        Report  Form 10Q for the  quarter  ended
                                                        September 30, 1997

10.31    Acquisition Agreement By and Between           Incorporated  by  reference  to  Exhibit
         Sensory Science Corporation, Go-Video          10.31 to the  Annual  Report on Form 10K
         Productions, Inc. and Pornthep Srichawla,      for the fiscal year ended March 31, 1998
         Akradej Srichawla, and Vorthep Srichawla
         dated April 1, 1998

21       List of Subsidiaries                           Filed Herewith

23       Independent Auditor's Consent                  Filed Herewith

27       Financial Data Schedule                        Filed Herewith

----------
*   Management contract or compensatory plan
**  Confidential treatment requested

     (d)  Financial Statement Schedules:

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

                                SENSORY SCIENCE CORPORATION

                                By /s/ Roger B. Hackett
                                  ------------------------------------
                                  Roger B. Hackett
                                  Chairman of the Board of Directors,
                                  Chief Executive Officer, President,
                                  and Chief Operating Officer

                                  Dated: June 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

  Name and Signature                     Title                          Date
  ------------------                     -----                          ----

 /s/  Roger B. Hackett          Chairman of the Board of           June 25, 1999
-----------------------------   Directors, Chief Executive
Roger B. Hackett                Officer, President, and Chief
                                Operating Officer
                                (principal executive officer)

 /s/  Douglas P. Klein          Chief Financial Officer,           June 25, 1999
-----------------------------   Senior Vice President,
Douglas P. Klein                Secretary and Treasurer
                                (principal financial and
                                accounting officer)

/s/ Carmine F. Adimando         Director                           June 25, 1999
-----------------------------
Carmine F. Adimando


/s/ Thomas F. Hartley, Jr.      Director                           June 25, 1999
-----------------------------
Thomas F. Hartley, Jr.


/s/ Thomas E. Linnen            Director                           June 25, 1999
-----------------------------
Thomas E. Linnen


/s/ William T. Walker, Jr.      Director                           June 25, 1999
-----------------------------
William T. Walker, Jr.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Sensory Science Corporation
Scottsdale, Arizona


We have audited the accompanying consolidated balance sheets of Sensory Science Corporation (formerly Go-Video, Inc.) and subsidiaries (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

/S/ DELOITTE & TOUCHE

Phoenix, Arizona

June 7, 1999

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
(Formerly Go-Video, Inc.)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                               March 31,
                                                       -------------------------
ASSETS (Note 13)                                           1999          1998

CURRENT ASSETS:
  Cash and cash equivalents                            $   358,038   $   445,925
  Receivables - less allowance for doubtful accounts
    of $98,500 and $100,000, respectively (Note 2)      10,526,335     9,019,697
  Inventories (Note 6)                                  13,934,301     4,708,835
  Prepaid expenses and other assets                        191,519        47,146
  Deferred income taxes (Note 10)                          100,000       100,000
  Net investment in discontinued operations (Note 4)       115,415     1,488,096
                                                       -----------   -----------

          Total current assets                          25,225,608    15,809,699
                                                       -----------   -----------

EQUIPMENT AND IMPROVEMENTS (Note 11):
  Furniture, fixtures and equipment                        875,270       585,096
  Leasehold improvements                                   212,830       212,830
  Office equipment                                       1,131,546       844,056
  Tooling                                                1,587,602     1,353,360
                                                       -----------   -----------

          Total                                          3,807,248     2,995,342
  Less accumulated depreciation and amortization         2,561,827     2,103,868
                                                       -----------   -----------

          Equipment and improvements - net               1,245,421       891,474
                                                       -----------   -----------

DUAL-DECK VCR PATENTS - Net of amortization
  of $65,930 and $54,410, respectively                     149,381       121,607

GOODWILL - Net of amortization of $60,159                1,173,316

MARKET EXCLUSIVITY FEE - Net of amortization
  of $237,000 (Note 3)                                   2,085,598     1,374,248

DEFERRED INCOME TAXES (Note 10)                            470,000       430,000

INVESTMENT IN PREFERRED STOCK                              250,000

OTHER ASSETS                                                30,705        33,243
                                                       -----------   -----------

TOTAL                                                  $30,630,029   $18,660,271
                                                       ===========   ===========

                                                                     (Continued)

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
(Formerly Go-Video, Inc.)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              March 31,
                                                     --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     1999           1998
                                                     -----------    -----------
CURRENT LIABILITIES:
  Accounts payable                                   $ 4,147,579    $ 1,992,163
  Accrued expenses                                     1,395,460      1,042,039
  Current portion of capital lease
    obligations (Note 11)                                 82,851         89,380
  Other current liabilities (Note 7)                   1,678,535      1,726,985
  Warranty reserve - current                             222,000        160,000
  Income taxes payable (Note 10)                           2,724         23,000
  Line of credit (Note 13)                             9,335,363      1,650,832
                                                     -----------    -----------

          Total current liabilities                   16,864,512      6,684,399

DEFERRED RENT                                             42,533         37,152
CAPITAL LEASE OBLIGATIONS (Note 11)                        8,844         90,673
WARRANTY RESERVES                                         85,500
MANDATORY CONVERTIBLE
  SUBORDINATED DEBT (Note 8)                             211,675        740,833
                                                     -----------    -----------
          Total liabilities                           17,213,064      7,553,057
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES
   (Notes 3 and 11)

STOCKHOLDERS' EQUITY (Note 9):
  Common stock, $.001 par value - authorized,
    50,000,000 shares; issued and outstanding,
    13,658,052 and 12,643,297 shares, respectively        13,658         12,643
  Additional capital                                  21,708,124     20,480,154
  Accumulated deficit                                 (8,304,817)    (9,385,583)
                                                     -----------    -----------
                Total stockholders' equity            13,416,965     11,107,214
                                                     -----------    -----------

TOTAL                                                $30,630,029    $18,660,271
                                                     ===========    ===========

See notes to consolidated financial statements.                      (Concluded)

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
(Formerly Go-Video, Inc.)

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                          Years Ended March 31,
                                               -----------------------------------------
                                                   1999           1998           1997
                                               -----------    -----------    -----------
SALES (Note 2)                                 $63,550,812    $47,143,973    $39,024,306
COST OF SALES                                   47,991,792     35,423,691     28,777,854
                                               -----------    -----------    -----------
          Gross profit                          15,559,020     11,720,282     10,246,452
                                               -----------    -----------    -----------
OTHER OPERATING COSTS:
  Sales and marketing                            6,137,413      4,211,402      3,111,216
  Research and development (Note 3)              2,261,912        906,638      1,112,675
  General and administrative expenses            4,374,075      3,078,512      2,836,019
                                               -----------    -----------    -----------
          Total other operating costs           12,773,400      8,196,552      7,059,910
                                               -----------    -----------    -----------
          Operating income                       2,785,620      3,523,730      3,186,542
                                               -----------    -----------    -----------
OTHER REVENUES (EXPENSES):
    Interest income                                 21,449         11,206         16,846
    Interest expense                            (1,047,441)      (561,704)      (667,149)
    Other                                           (2,210)        (8,651)       (73,530)
                                               -----------    -----------    -----------
          Total other expenses - net            (1,028,202)      (559,149)      (723,833)
                                               -----------    -----------    -----------
INCOME BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                     1,757,418      2,964,581      2,462,709
PROVISION (BENEFIT) FOR INCOME
  TAXES (Note 10)                                   93,050       (415,050)        51,200
                                               -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS                1,664,368      3,379,631      2,411,509
DISCONTINUED OPERATIONS (Note 4):
  Loss from operations - net tax benefits of
    of $24,050, $11,950 and $11,200               (293,655)      (296,281)      (527,178)
  Provision for loss on disposal                  (289,947)
                                               -----------    -----------    -----------
NET INCOME                                     $ 1,080,766    $ 3,083,350    $ 1,884,331
                                               ===========    ===========    ===========
DILUTED INCOME PER COMMON SHARE:
  Continuing operations                        $       .12    $       .25    $       .20
  Discontinued operations                             (.04)          (.02)          (.04)
                                               -----------    -----------    -----------
  Diluted income per common share              $       .08    $       .23    $       .16
                                               ===========    ===========    ===========
BASIC INCOME PER COMMON SHARE:
  Continuing operations                        $       .13    $       .28    $       .21
  Discontinued operations                             (.05)          (.03)          (.04)
                                               -----------    -----------    -----------
  Basic income per common share                $       .08    $       .25    $       .17
                                               ===========    ===========    ===========

See notes to consolidated financial statements.

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
(Formerly Go-Video, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                             Common Stock                   Unamortized
                                          -------------------   Additional  Consulting   Accumulated
                                          Shares      Amount     Capital     Services      Deficit        Total
                                          ------      ------     -------     --------      -------        -----
BALANCE, APRIL 1, 1996 (Note 9)          11,331,012  $ 11,331  $19,054,796   $(35,002)  $(14,353,264)  $ 4,677,861
  Stock options exercised for cash          104,000       104      115,276                                 115,380
  Stock grant                                35,466        36       42,080                                  42,116
  Private placement (Note 8)                 60,000        60       27,306                                  27,366
  Conversion of subordinated
    debt (Note 8)                           206,807       206      224,063                                 224,269
  Exercise of warrants issued in
    conjunction with private
    placement (Note 8)                      100,000       100      124,900                                 125,000
  Amortization of consulting costs                                             30,000                       30,000
  Net income                                                                               1,884,331     1,884,331
                                         ----------  --------  -----------     ------   ------------   -----------
BALANCE, MARCH 31, 1997 (Note 9)         11,837,285    11,837   19,588,421     (5,002)   (12,468,933)    7,126,323
  Stock options exercised for cash          175,020       175      188,597                                 188,772
  Payment of interest on subordinated
    debt in stock                            54,342        54       99,946                                 100,000
  Conversion of subordinated debt
    (Note 8)                                341,400       342      339,059                                 339,401
  Exercise of warrants issued in
    conjunction with private placement
    (Note 8)                                224,000       224      279,767                                 279,991
  Stock issued - private placement           11,250        11          (11)
  Cash paid for conversion costs (Note 8)   (15,625)  (15,625)
  Amortization of consulting costs                                              5,002                        5,002
  Net income                                                                               3,083,350     3,083,350
                                         ----------  --------  -----------     ------   ------------   -----------
BALANCE, MARCH 31, 1998 (Note 9)         12,643,297    12,643   20,480,154                (9,385,583)   11,107,214
  Stock options exercised for cash          307,000       307      393,168                                 393,475
  Payment of interest on subordinated
    debt in stock                            22,755        23       81,334                                  81,357
  Conversion of subordinated debt
    (Note 8)                                500,000       500      528,653                                 529,153
  Exercise of warrants issued in
    conjunction with private placement
    (Note 8)                                180,000       180      224,820                                 225,000
  Stock issued - private placement            5,000         5           (5)
  Net income                                                                               1,080,766     1,080,766
                                         ----------  --------  -----------     ------   ------------   -----------
BALANCE, MARCH 31, 1999 (Note 9)         13,658,052  $ 13,658  $21,708,124     $        $ (8,304,817)  $13,416,965
                                         ==========  ========  ===========     ======   ============   ===========

See notes to consolidated financial statements.

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
(Formerly Go-Video, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    Years Ended March 31,
                                                         ---------------------------------------
                                                            1999           1998          1997
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 1,080,766   $ 3,083,350   $ 1,884,331
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                          830,944       583,571       623,407
      Provision for losses on accounts receivable             (1,500)      (30,000)
      Loss (gain) on sale of equipment                         2,790        10,578          (834)
      Provision for loss on disposal of
       discontinued operations                               289,947
  Changes in operating assets and liabilities -
   net of acquisition:
    Receivables                                           (1,248,286)   (2,028,780)   (2,900,774)
    Inventories                                           (8,419,299)      217,314       (38,684)
    Prepaid expenses and other assets                       (144,373)      (11,793)        6,668
    Deferred income taxes                                    (40,000)     (530,000)
    Patents                                                  (39,294)      (62,497)        3,230
    Other assets                                               2,538        17,699        73,308
    Accounts payable                                       1,908,715       767,406    (1,287,837)
    Accrued expenses                                         419,676       183,777       604,191
    Other current liabilities                                (67,797)      746,907       357,191
    Warranty reserve                                         (22,500)      (13,000)      (18,000)
    Income taxes payable                                     (20,276)        3,000        20,000
    Other long-term liabilities                                5,381         7,413        14,219
                                                         -----------   -----------   -----------
          Net cash (used in) provided by operating
           activities                                     (5,462,568)    2,944,945      (659,584)
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment and improvement expenditures                    (727,568)     (318,744)     (464,867)
  Investments in and advances to discontinued operations   1,065,688    (1,229,492)      184,664
  Acquisitions - net of cash acquired from acquisition      (773,904)
  Investment in preferred stock                             (250,000)
  Market exclusivity fee                                    (948,350)   (1,374,248)
                                                         -----------   -----------   -----------
          Net cash used in investing activities           (1,634,134)   (2,922,484)     (280,203)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     618,475       468,763       295,098
  Registration costs                                         (15,625)      (17,500)
  Net borrowings (repayments) under line of credit         7,684,531      (249,636)     (529,862)
  Payment on capital lease obligations                       (88,358)      (82,826)     (108,943)
  Net proceeds from issuance of mandatory
    convertible debt                                                                   1,350,000
  Payment of financing costs                                                             (60,134)
  Payment of debt assumed in acquisition                  (1,205,833)
                                                         -----------   -----------   -----------
          Net cash provided by financing activities        7,008,815       120,676       928,659
                                                         -----------   -----------   -----------

                                                                     (Continued)

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
(Formerly Go-Video, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                          Years Ended March 31,
                                                 --------------------------------------
                                                     1999          1998         1997
                                                 -----------   -----------  -----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                    (87,887)      143,137      (11,128)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                   445,925       302,788      313,916
                                                 -----------   -----------  -----------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                     $   358,038   $   445,925  $   302,788
                                                 ===========   ===========  ===========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for income taxes                     $   129,276   $   100,000  $    20,000
                                                 ===========   ===========  ===========
  Cash paid for interest                         $ 1,042,369   $   483,789  $   391,625
                                                 ===========   ===========  ===========
  Common shares issued for consulting services                              $    75,000
                                                                            ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Conversion of subordinated debt, accrued
   interest and payment of interest to common
   stock (Note 8)                                $   610,510   $   439,401  $   224,269
                                                 ===========   ===========  ===========
  In connection with the acquisition (Note 14):
    Liabilities assumed                          $ 1,690,778
                                                 ===========
    Fair value of assets acquired, including
      $33,799 in cash                            $ 1,231,207
                                                 ===========
    Excess of cost over fair value of
      acquired assets                            $ 1,233,475
                                                 ===========

See notes to consolidated financial statements.                      (Concluded)

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
(FORMERLY GO-VIDEO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sensory Science Corporation (formerly Go-Video, Inc.) and subsidiaries (the "Company") develop, design, engineer and market consumer electronic and video security products (Note 4). The Company currently contracts with independent electronics manufacturers to produce its products to its specifications. The Company normally receives such products at its Scottsdale, Arizona facility. Distribution of its products occurs upon receipt of customer orders.

     The following are the significant accounting and financial policies used in the preparation of the consolidated financial statements of the Company.

     a. THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the Company and its wholly-owned subsidiaries, Go-Video Productions, Inc., which has not initiated operations, and California Audio Labs, LLC ("Subsidiaries").

     b. CASH AND CASH EQUIVALENTS consist of cash accounts and overnight investment accounts. Cash and cash equivalents have initial maturity dates of three months or less and are stated at cost, which approximates market.

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

     f. GOODWILL represents the excess of the cost of the acquired company over the fair value of the net assets at the date of acquisition. Goodwill is amortized using the straight-line method over a period of 20 years.

     g. REVENUE RECOGNITION - Sales of products are recognized once the product is shipped to the customer.

     h. INCOME TAXES - The Company files a consolidated tax return. As of August 1, 1993, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, which requires the use of the liability method of accounting for deferred income taxes.

     i.   EARNINGS PER SHARE - In accordance with SFAS No. 128, basic income
          (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted income
          (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each year and includes shares issuable upon exercise of stock options, except in those circumstances where such options would be antidilutive.

     j. ACCOUNTING FOR STOCK-BASED COMPENSATION - As permitted by SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" for measurement and recognition of employee stock based transactions. Pro forma information reflecting the fair value method is presented in
          Note 9.

     k. NEW ACCOUNTING PRONOUNCEMENTS - In June of 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, the provisions of which are effective for fiscal years beginning after December 15, 1997. The Company had no transactions of a comprehensive income nature during the periods presented.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of their derivative and whether it qualifies for hedge accounting. SFAS No. 133, as issued, is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Subsequent to the issuance of SFAS No. 133, the FASB issued an exposure draft which, if adopted, would defer the implementation of SFAS No. 133 for one year. The Company is in the process of evaluating the impact which will result upon adoption of this standard.

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

     n. CERTAIN RECLASSIFICATIONS have been made to the prior year financial statements to conform to the classifications used in the 1999 presentation.

2.   COMPANY OPERATIONS

     The Company was incorporated in May 1984 and was engaged in development stage activities until late in the fiscal year ended July 31, 1990, when the Company began its primary operations of distribution and marketing Dual-Deck VCRs, which are being manufactured for the Company by Samsung Electronics Company Ltd. ("Samsung") and Shintom Company Ltd., and Talk Corporation ("Shintom & Talk"). The Company also distributes and markets a line of digital televisions and digital audio/video home theater products.

     SALES AND MARKETING - The Company's current marketing strategy is to sell its products with the support of independent sales representatives that represent specific geographic territories throughout the United States and who also represent many other brand name consumer electronic products. The Company currently sells its product lines directly to retailers nationwide and warehouse clubs including numerous national and regional chains, catalog accounts, specialty stores, and Armed Services PXs.

     During fiscal 1999, sales from continuing operations to the Company's three major customers totaled $11,534,000, $7,489,000 and $6,350,000, which represents approximately 18 percent, 12 percent and 10 percent, respectively, of the Company's 1999 sales. Accounts receivable from these customers totaled $1,404,000, $1,322,000 and $548,000, respectively, at March 31, 1999.

     During fiscal 1998, sales from continuing operations to the Company's two major customers totaled $13,310,000 and $6,271,000, which represents approximately 28 percent and 13 percent, respectively, of the Company's 1998 sales. Accounts receivable from these customers totaled $3,893,000 and $1,164,000, respectively, at March 31, 1998.

     During fiscal 1997, sales from continuing operations to the Company's three major customers totaled $6,395,000, $4,377,000 and $4,137,000, respectively. These amounts represent 16 percent, 11 percent and 11 percent, respectively, of the Company's 1997 sales. Accounts receivable from these customers totaled $437,000, $2,441,000 and $1,484,000, respectively, at March 31, 1997.

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

     Under the Manufacturing Agreement, Samsung manufactures Dual-Deck VCRs for the Company pursuant to the Company's specifications. Quality control and assurance is performed by Samsung at the manufacturing facility, and the Company verifies product quality by sample testing in the United States. The Manufacturing Agreement sets forth statistical defect tolerances, and indicates that the costs of any quality defects above the level of standards will be borne by Samsung. Generally, the Company purchases Dual-Deck VCRs from Samsung FOB Korea. The Manufacturing Agreement is automatically renewed for one year periods unless terminated by written notice from either party and currently extends until at least February 28, 2000.

     On January 9, 1996, the Company entered into an agreement with Shintom & Talk pursuant to which Shintom & Talk have agreed to manufacture Dual-Deck VCR's to the Company's design and specification. The agreement sets forth statistical defect tolerances, and indicates that the costs of any quality defects above the level of standards will be borne by Shintom & Talk.

     Generally, the Company will purchase Dual-Deck VCRs FOB Singapore. The initial term of the Manufacturing Agreement was two years. The agreement is automatically renewed for one year periods unless terminated by either party and currently extends until at least January 2001.

     The Company entered into an agreement with Loewe Opta GmbH ("Loewe") of Kronach, Bavaria, Germany, to develop and market a line of digital television products designed specifically for the North American Market. The initial agreement is effective through January 1, 2003 with built in five year extensions. The Company incurred fees totaling $1.7 million and Deutsche Marks 1,050,000 (approximately U.S. $623,000) for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. Additionally, the agreement is structured so that Loewe Opta reimburses development and marketing costs for the project. Through March 31, 1999, Loewe Opta had reimbursed $4,220,000, of which $372,000 remained to be incurred as an expense. This amount is included in other current liabilities (Note 7). The Company capitalized a total of $2.3 million related to this market exclusivity fee and is amortizing the balance over the remaining life of the agreement, beginning with the first shipment from Loewe.

4.   DISCONTINUED OPERATIONS

     In fiscal 1999, the Company approved plans to dispose of its security products business. The sale of the business is expected to occur in fiscal year 2000. Revenues applicable to the operations of the discontinued security products business totaled $3,977,000, $1,754,000 and $1,151,000 in 1999, 1998 and 1997, respectively.

     Investments in discontinued operations consist of the following assets and liabilities at March 31:

                                                      1999              1998
                                                      ----              ----
     Accounts receivable - net                      $ 815,257       $  440,384
     Inventory                                        722,960        1,303,187
     Furniture and fixtures                            16,600            9,539
     Goodwill - net                                   119,324
     Current liabilities                             (927,892)        (174,677)
     Borrowings on line of credit                    (511,510)        (209,661)
                                                    ---------       ----------

     Net investment in discontinued operations      $ 115,415       $1,488,096
                                                    =========       ==========

5.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for income from continuing operations as required by SFAS No. 128:

                                                         1999             1998            1997
                                                      -----------     -----------     -----------
     Income from continuing operations                $ 1,664,368     $ 3,379,631     $ 2,411,509
                                                      ===========     ===========     ===========

     Average outstanding common shares                 13,227,493      12,248,724      11,407,553
                                                      ===========     ===========     ===========

     Basic income per share from
      continuing operations                           $      0.13     $      0.28     $      0.21
                                                      ===========     ===========     ===========
     Diluted income from continuing
      operations per common share - income
      available to common stockholders, from
       above                                          $ 1,664,368     $ 3,379,631     $ 2,411,509

      Add interest on presumed conversion of
       convertible debt                                    41,250          89,077          76,951
                                                      -----------     -----------     -----------
     Income available to common stockholders
      available for diluted earnings per share        $ 1,705,618     $ 3,468,708     $ 2,488,460
                                                      ===========     ===========     ===========
     Average outstanding common shares,
      from above                                       13,227,493      12,248,724      11,407,553

     Additional dilutive shares related to stock
      options and warrants                              1,113,701         685,555         258,467

     Additional dilutive shares related to
      subordinated notes                                  392,500         866,352         902,320
                                                      -----------     -----------     -----------
     Average outstanding and potentially dilutive
      common shares                                    14,733,694      13,800,631      12,568,340
                                                      ===========     ===========     ===========
     Diluted income per share from
      continuing operations                           $      0.12     $      0.25     $      0.20
                                                      ===========     ===========     ===========

      Options and warrants to purchase 18,300, 257,700 and 1,137,500 shares of common stock at various prices during the years ended March 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the exercise of options and warrants was determined to be antidilutive.

      No events have occurred subsequent to March 31, 1999 which would have changed materially the number of common shares or potential common shares outstanding at March 31, 1999 had the events occurred prior to March 31, 1999.

6.   INVENTORIES

     Inventories consisted of the following at March 31:

                                                       1999         1998
                                                   -----------   ----------

     Service replacement parts and raw materials   $   987,995   $  561,896
     Finished goods                                 12,946,306    4,146,939
                                                   -----------   ----------
     Total                                         $13,934,301   $4,708,835
                                                   ===========   ==========

7.   OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following at March 31:


                                                       1999         1998
                                                   ----------    ----------
     Compensation and related benefits             $  889,075    $  886,236
     Sales returns reserve                            408,847       244,334
     Unexpended development and marketing
      advance (Note 3)                                372,350       590,124
     Other                                              8,263         6,291
                                                   ----------    ----------
     Total                                         $1,678,535    $1,726,985
                                                   ==========    ==========

8.   MANDATORY CONVERTIBLE SUBORDINATED DEBT

     The Company sold $1,500,000 of convertible subordinated notes (the "Notes") in a Private Placement with institutional holders in August 1996. The Private Placement included six Units, each consisting of one 10 percent Convertible Subordinated Note in the principle amount of $250,000 and warrants to purchase 100,000 shares of common stock at $1.25 per share (Note 9). The Notes bear interest at 10 percent per annum, accrued quarterly, paid annually in shares of common stock. At the Unit Holder's election at any time, or the Company's election following the third anniversary of the issuance of the Units, each Note will be convertible into shares of common stock. The warrants have been valued at $230,000.

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

     In 1999, Notes with a principal amount of $625,000 were converted. The transaction, including interest on all Notes outstanding, resulted in the issuance of 522,755 shares of common stock to noteholders. In addition, 180,000 warrants issued to noteholders and the placement agent in the prior year were exercised to purchase stock at a price of $1.25 per share.

9.   STOCKHOLDERS' EQUITY

     STOCK WARRANTS - During the year ended March 31, 1996, the Company entered into four separate consulting agreements. In exchange for services, the Company issued 110,000 warrants. Each warrant entitles the holder to purchase one share of the Company's common stock. The warrants are exercisable for four years, commencing one year after the date of grant. The associated consulting costs for these agreements have been fully amortized as of March 31, 1999.

     A summary of warrant activity is as follows:


                                          Warrants             Warrant
                                         Outstanding       Price per Share
                                         -----------       ---------------

     Balance, April 1, 1996               2,633,395        $1.563 - $8.250
       Issued (Note 8)                      720,000         1.250
       Exercised                           (100,000)        1.250
       Expired                           (2,146,951)        4.950 -  8.250
                                         ----------        ------   ------

     Balance, March 31, 1997              1,106,444         1.250 -  3.125
       Issued                                22,500         1.250
       Exercised                           (224,000)        1.250
       Expired                              (76,444)        2.250 -  3.125
                                         ----------       ------   ------

     Balance, March 31, 1998                828,500        $1.25    $1.688
       Exercised                           (180,000)        1.250
                                         ----------        ------   ------

     Balance, March 31, 1999                648,500        $1.250 - $1.688
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

     A summary of changes in stock options is as follows:

                                                    Option      Weighted Average
                                                    Shares        Option Price
                                                    ------        ------------

     Balance, March 31, 1996                       1,776,980          $1.93
       Granted                                       453,253           1.11
       Exercised                                    (104,000)          1.11
       Canceled                                     (378,800)          1.62
                                                  ----------          -----
     Balance, March 31, 1997                       1,747,433           1.83
       Granted                                       400,000           1.69
       Exercised                                    (175,020)          1.08
       Canceled                                      (46,500)          2.43
                                                  ----------          -----
     Balance, March 31, 1998                       1,925,913           1.86
       Granted                                       481,500           2.64
       Exercised                                    (307,000)          1.28
       Canceled                                      (21,600)          3.36
                                                  ----------          -----
     Balance, March 31, 1999                       2,078,813          $2.11
                                                  ==========          =====

     The following information, aggregated by option price ranges, is applicable to options outstanding at March 31, 1999:

     Range of exercise prices                              $0.50 - $1.00    $1.25 - $3.13      $4.00 - $8.50
     Shares outstanding in range                              178,000         1,882,513            18,300
     Weighted-average exercise price                           $.99             $2.20              $4.36
     Weighted average remaining contractual life (years)        7.2              6.5                1.4
     Shares currently exercisable                             178,000         1,710,513            18,300
     Weighted average exercise price of shares
      currently exercisable                                    $.99             $2.28              $4.36

     The Company applies Accounting Principle Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized based on the fair value at the grant dates for awards under those plans. Had compensation for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with a methodology prescribed in SFAS No. 123, the Company's income from continuing operations and income from continuing operations per share for the years ended March 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                               1999         1998         1997
                                            ----------   ----------   ----------
     Income from continuing operations -
       as reported                          $1,664,368   $3,379,631   $2,411,509
                                            ==========   ==========   ==========
     Income from continuing operations -
       pro forma                            $  986,063   $3,021,459   $2,166,694
                                            ==========   ==========   ==========
     Basic income from continuing
       operations per share - as reported   $    0 .13   $    0 .28   $    0 .21
                                            ==========   ==========   ==========
     Basic income from continuing
       operations per share - pro forma     $    0 .07   $    0 .25   $    0 .19
                                            ==========   ==========   ==========
     Diluted income from continuing
       per share - as reported              $    0 .12   $    0 .25   $    0 .20
                                            ==========   ==========   ==========
     Diluted income from continuing
       per share - pro forma                $    0 .07   $    0 .23   $    0 .18
                                            ==========   ==========   ==========

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

     Expected dividend yield                      0%             0%           0%
     Expected volatility                       62.9%          60.8%        52.8%
     Risk-free interest rate                      6%             7%           7%
     Expected life                           4 years        4 years      4 years

     401(k) PLAN - Effective January 1, 1996, the Company established a 401(k) plan for its employees. Employees may contribute between 1 percent and 16 percent of their total compensation to the Plan. The Company may make matching contributions, on a discretionary basis, equal to a percentage of an employee's covered compensation contributed to the Plan for the year. In addition, the Company may make an annual profit sharing contribution to the Plan. The Company's contribution to the Plan for the years ended March 31, 1999, 1998 and 1997 was $76,757, $50,121 and $35,724, respectively.

10.  INCOME TAXES

                                     1999             1998            1997
                                  ---------        ---------        -------
     Current                      $ 133,050        $ 114,950        $51,200
     Deferred                       (40,000)        (530,000)
                                  ---------        ---------        -------
     Total                        $  93,050        $(415,050)       $51,200
                                  =========        =========        =======

     The provision (benefit) for income taxes is as follows:

     The following is a reconciliation of the reported effective income tax rates to the statutory rates:

                                                1999         1998         1997
                                                ----         ----         ----

     Federal statutory income tax rate          34.0%        34.0%        34.0%
     Utilization of net operating losses       (34.0)       (34.0)       (34.0)
     Reversal of valuation allowance            (2.3)       (17.9)
     AMT and state income taxes                  7.6          3.9          2.1
                                               -----        -----        -----
     Effective rate                              5.3%       (14.0)%        2.1%
                                               =====        =====        =====

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

     The tax effect of significant items comprising the Company's net deferred tax asset for the years ended March 31 is as follows:

                                                      1999            1998
                                                   -----------    -----------

     Current - reserves not currently deductible   $ 1,104,000    $   748,000

     Noncurrent:
       Difference between book and tax basis
         of property                                   337,000        438,000
       Operating loss carryforwards                  4,316,000      6,687,000
       Tax credit carryforwards                        189,000        189,000
       Other intangibles                                77,000         77,000
                                                   -----------    -----------

     Net deferred tax asset                          6,023,000      8,139,000
     Valuation allowance                            (5,453,000)    (7,609,000)
                                                   -----------    -----------

     Net deferred asset                            $   570,000    $   530,000
                                                   ===========    ===========

     During 1999 and 1998, the Company reduced the valuation allowance to recognize a deferred tax asset at March 31, 1999 and 1998. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences.

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that approximately $570,000 of deferred tax assets will be realized. The remaining valuation allowance of approximately $5,453,000 is maintained against deferred tax assets which the Company has not determined to be more likely than not realizable at this time.

     At March 31, 1999, for income tax purposes, the Company had available the following net operating loss and investment and research and development tax credit carryforwards:

                                      Net          Investment    Research and
                                   Operating          Tax         Development
 Date of Expiration                  Loss            Credit       Tax Credit
 ------------------                  ----            ------       ----------

     2000                                           $ 1,700
     2001                                                          $    300
     2002
     2003                                                             3,400
     2004                        $   356,000                          3,200
     2005                          7,336,000                         22,400
     2006                            602,000                         60,400
     2007                          1,513,000                         97,600
     2008                            720,000
     2009                            484,000
     2010                             13,000
     2011                          1,626,000
     2012                             43,000
                                 -----------        -------        --------
     Total                       $12,693,000        $ 1,700        $187,300
                                 ===========        =======        ========

11.  COMMITMENTS AND CONTINGENCIES

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

     At March 31, 1999, future minimum payments required under noncancelable operating leases and the present value of future minimum capital lease payments with terms in excess of one year are as follows:

                                                                        Future
                                                                        Minimum
                                                                       Operating
                                                            Capital     Lease
                                                            Leases     Payments
                                                            ------     --------

     2000                                                  $ 85,938   $  355,000
     2001                                                     9,843      357,000
     2002                                                                367,000
     2003                                                                274,000
                                                           --------   ----------
     Total                                                   95,781   $1,353,000
                                                                      ==========
     Less imputed interest-rates ranging from 11% to 14%      4,086
                                                           --------
     Present value of minimum capital lease obligations      91,695
     Less current portion of capital lease obligations       82,851
                                                           --------
     Long-term portion of capital lease obligations        $  8,844
                                                           ========

     The Company's rental expense for the years ended March 31, 1999, 1998 and 1997 was $387,262, $302,725 and $306,528, respectively.

12.  RELATED PARTY TRANSACTIONS

     During the years ended March 31, 1999, 1998 and 1997, the Company paid its directors $60,000, $91,157 and $124,346, respectively, for directors' fees, legal services and consulting services rendered.

13.  FINANCING AGREEMENT

     In October 1992, the Company entered into a financing agreement which was last amended and restated on August 19, 1998. The maximum line of credit is $20,000,000, limited by a borrowing base determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of three years. Interest is charged at prime plus 1/2 percent (8.25% at March 31, 1999). The Company pays a monthly fee on the unused balance of the line of credit of 0.25 percent per year. The line of credit is collateralized by all assets of the Company. The line of credit is estimated to approximate fair value as the actual rate is consistent with the rate estimated to be currently available for debt of similar terms.

     Certain information relative to the line of credit for the years ended March 31 is as follows:

                                                     1999            1998
                                                     ----            ----

     Maximum amount of loans outstanding
      during the period                           $17,752,147     $8,868,682
     Average daily loans outstanding during
      the period                                   10,702,873      3,760,731
     Average effective interest rate                     8.65%           9.5%

     Amortization expense of costs incurred in connection with obtaining, amending and renewing the financing agreement for the years ended March 31, 1999, 1998 and 1997, was $30,000, $0 and $65,833, respectively.

     The Company had letters of credit of $1,590,200 outstanding at March 31, 1999. The unused and available line of credit at March 31, 1999 was approximately $6,418,000.

14.  BUSINESS COMBINATIONS

     Effective April 1, 1998, the Company acquired California Audio Labs, LLC ("California Audio"). California Audio designs, develops, manufactures, and distributes digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The purchase price was $775,000 plus assumption of liabilities. The transaction was accounted for using the purchase method. The fair value of assets acquired and liabilities assumed was $1,232,000 and $1,690,000, respectively. The excess of cost over fair value of assets acquired of $1,233,000 was recorded as goodwill. The goodwill is being amortized on a straight-line basis over a 20-year period.

                                   * * * * * *

15.  SELECTED QUARTERLY FINANCIAL DATA

     Selected quarterly financial data for the years ended March 31, 1999 and 1998 is as follows:

(000 omitted except for per share data)

                                      June 30,          September 30,        December 31,            March 31,
                                  1998      1997       1998      1997       1998       1997       1999      1998
                                  ----      ----       ----      ----       ----       ----       ----      ----
Revenues                        $10,795    $9,330    $17,074   $12,112     $20,642   $13,054    $15,040   $12,648
Gross profits                     3,128     2,179      4,179     3,064       4,981     3,368      3,271     3,109

Income:
  Continuing operations             476       268      1,099       817         396       934       (306)    1,361
  Discontinued operations            62        51        (98)     (125)       (196)      139       (352)     (361)
                                -------    ------    -------   -------     -------   -------    -------   -------

Net income                      $   538    $  319    $ 1,001   $   692     $   200   $ 1,073    $  (658)  $ 1,000
                                =======    ======    =======   =======     =======   =======    =======   =======
Basic income per share ($'s):
  Continuing operations         $  0.04    $ 0.02    $  0.08   $  0.07     $  0.03   $  0.08    $ (0.02)  $  0.11
  Discontinued operations       $   .00    $ 0.01    $   .00   $ (0.01)    $ (0.01)  $  0.01    $ (0.03)  $ (0.03)
                                -------    ------    -------   -------     -------   -------    -------   -------

Basic net income per share      $  0.04    $ 0.03    $  0.08   $  0.06     $  0.02   $  0.09    $ (0.05   $  0.08
                                =======    ======    =======   =======     =======   =======    =======   =======
Diluted income per share ($'s):
  Continuing operations         $  0.03    $ 0.02    $  0.07   $  0.06     $  0.03   $  0.07    $ (0.02)  $  0.10
  Discontinued operations       $  0.01    $ 0.01    $   .00   $ (0.01)    $ (0.02)  $  0.01    $ (0.03)  $ (0.03)
                                -------    ------    -------   -------     -------   -------    -------   -------

Diluted net income per share    $  0.04    $ 0.03    $  0.07   $  0.05     $  0.01   $  0.08    $ (0.05)  $  0.07
                                =======    ======    =======   =======     =======   =======    =======   =======