Form 10-Q
period 1999-06-30
SENSORY SCIENCE CORP
filed 1999-08-16
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                          Commission File No. 2-331855


                           SENSORY SCIENCE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                                           86-0492122
         ------------------------                                ---------------
         (State of incorporation)                                (I.R.S. E.I.N.)


7835 East McClain Drive, Scottsdale, Arizona                           85260
--------------------------------------------                         ----------
  (Address of principal executive offices)                           (Zip code)


                                 (480) 998-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] NO [ ]

13,680,177 shares of Common Stock were outstanding as of August 12, 1999

                           SENSORY SCIENCE CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

           Consolidated Balance Sheets --
           At June 30, 1999 and March 31, 1999                                3

           Consolidated Statements of Operations --
           Three Months Ended June 30, 1999 and 1998                          4

           Consolidated Statements of Cash Flows --
           Three Months Ended June 30, 1999 and 1998                        5-6

           Notes to the Interim Consolidated Financial Statements -         7-9

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-12

           Quantitative and Qualitative Disclosures About                    13
           Market Risk

Part II. OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K                          13

           Signatures                                                       S-1

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO FUTURE EVENTS OR INCLUDE TERMS SUCH AS: THE COMPANY "BELIEVES", "EXPECTS", "INTENDS", "PLANS", AND OTHER USES OF FUTURE TENSES. SEE NOTES TO THE INTERIM CONSOLIDATED FINANCAL STATEMENTS AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". ALSO SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ON PAGES 10-12, FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE VALIDITY OF ANY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS INCLUDE THE
FOLLOWING: BUSINESS CONDITIONS AND GENERAL ECONOMIC CONDITIONS; INDUSTRY, REGULATORY, AND LEGISLATIVE INITIATIVES, INCLUDING THE DIGITAL MILLENNIUM COPYRIGHT ACT, THAT MAY AFFECT THE COMPANY'S ABILITY TO DEVELOP, MANUFACTURE, AND MARKET ITS PRODUCTS; COMPETITIVE FACTORS, SUCH AS PRICING AND MARKETING EFFORTS OF RIVAL COMPANIES; TIMING OF PRODUCT INTRODUCTIONS; SUCCESS OF COMPETING OR FUTURE TECHNOLOGIES; ABILITY OF CONTRACT MANUFACTURERS TO MEET PRODUCT PRICE AND TECHNOLOGY OBJECTIVES AND DELIVERY SCHEDULES; THE PACE AND SUCCESS OF PRODUCT RESEARCH AND DEVELOPMENT; AND THE SUCESSFUL INTERGRATION OF CALIFORNIA AUDIO LABS.

                  SENSORY SCIENCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   June 30, 1999  March 31, 1999
                                                   ------------   --------------
ASSETS                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             173,318         358,038
  Receivables - less allowance for doubtful
    accounts of $98,500                              11,636,306      10,526,335
  Inventories                                        13,798,225      13,934,301
  Prepaid expenses and other assets                     331,567         191,519
  Net investment in discontinued operations             171,351         115,415
  Deferred tax asset                                    378,000         100,000
                                                   ------------    ------------
    Total Current Assets                             26,488,767      25,225,608
                                                   ------------    ------------
EQUIPMENT AND IMPROVEMENTS:
  Furniture, fixtures & equipment                       979,975         875,270
  Leasehold improvements                                212,830         212,830
  Office equipment                                    1,181,965       1,131,546
  Tooling                                             1,586,802       1,587,602
                                                   ------------    ------------
    Gross equipment and improvements                  3,961,572       3,807,248
Less accumulated depreciation and amortization       (2,674,802)     (2,561,827)
                                                   ------------    ------------
Equipment and improvements - net                      1,286,770       1,245,421
                                                   ------------    ------------
PATENTS, net of amortization                            144,821         149,381
GOODWILL, net of amortization                         1,158,037       1,173,316
MARKET EXCLUSIVITY FEE, net of amortization           1,943,398       2,085,598
DEFERRED TAX ASSET                                      470,000         470,000
OTHER ASSETS, net of amortization                       278,601         280,705
                                                   ------------    ------------
TOTAL                                              $ 31,770,394    $ 30,630,029
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                 $  4,764,167    $  4,147,579
  Accrued expenses                                    1,338,816       1,395,460
  Other current liabilities                           1,283,711       1,471,586
  Warranty reserve                                      253,000         222,000
  Income tax payable                                         --           2,724
  Line of credit                                     10,479,647       9,335,363
                                                   ------------    ------------
    Total Current Liabilities                        18,119,341      16,574,712
                                                   ------------    ------------
Long term liabilities                                   428,603         426,677
Mandatory convertible subordinated debt                 211,675         211,675
                                                   ------------    ------------
    Total Liabilities                                18,759,619      17,213,064
                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock                                           13,678          13,658
  Additional paid-in capital                         21,738,644      21,708,124
  Accumulated deficit                                (8,741,547)     (8,304,817)
                                                   ------------    ------------
    Total Stockholders' Equity                       13,010,775      13,416,965
                                                   ------------    ------------
TOTAL                                              $ 31,770,394    $ 30,630,029
                                                   ============    ============

                  SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended June 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
SALES                                              $ 14,136,184    $ 10,795,319
COST OF SALES                                        11,145,390       7,667,269
                                                   ------------    ------------
    Gross Profit                                      2,990,794       3,128,050
                                                   ------------    ------------
OTHER OPERATING COSTS:
  Sales and marketing                                 1,548,394       1,039,802
  Research and development                              865,137         357,856
  General and administrative                          1,032,720       1,070,270
                                                   ------------    ------------
    Total Other Operating Costs                       3,446,251       2,467,928
                                                   ------------    ------------
    Operating (Loss) Income                            (455,457)        660,122
                                                   ------------    ------------
Other (Expenses) Revenues:
  Interest income                                         1,751           3,372
  Interest expense                                     (264,171)       (134,491)
  Other income (expense)                                  3,147              75
                                                   ------------    ------------
    Total Other Expense                                (259,273)       (131,044)
                                                   ------------    ------------
(LOSS) INCOME BEFORE (BENEFIT)
PROVISION FOR INCOME TAXES                             (714,730)        529,078

(BENEFIT) PROVISION FOR INCOME TAXES                   (278,000)         52,888
                                                   ------------    ------------
(LOSS) INCOME FROM CONTINUING OPERATIONS           $   (436,730)   $    476,190
                                                   ------------    ------------
DISCONTINUED OPERATIONS:
  Income from operations                                     --          62,420
                                                   ------------    ------------
NET (LOSS) INCOME                                  $   (436,730)   $    538,610
                                                   ============    ============
NET (LOSS) INCOME PER COMMON SHARE:
  Continuing Operations                            $      (0.03)   $       0.04
  Discontinued Operations                                    --    $       0.00
                                                   ------------    ------------
Net (Loss) Income per Common Share                 $      (0.03)   $       0.04
                                                   ============    ============
NET (LOSS) INCOME PER COMMON SHARE -
ASSUMING DILUTION:
  Continuing Operations                            $      (0.03)   $       0.03
  Discontinued Operations                                    --    $       0.01
                                                   ------------    ------------
Net (Loss) Income per Common Share                 $      (0.03)   $       0.04
                                                   ============    ============

                  SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Three Months Ended June 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $  (436,730)   $   538,610
Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization                          275,014        107,266
  Deferred Taxes                                              --
  Discontinued Operations                               (278,000)       (62,420)
Change in operating assets and
  liabilities-net of acquisition:
  Receivables                                         (1,109,971)       144,907
  Inventories                                            136,076     (2,788,969)
  Prepaids                                              (140,048)      (257,977)

  Other assets                                             2,104          2,462
  Accounts payable                                       616,588        568,163
  Accrued expenses                                       (56,644)       678,133
  Other current liabilities                             (187,875)      (136,783)
  Warranty reserve                                        31,000            460
  Other long-term liabilities                             25,223          1,853
  Income taxes payable                                    (2,724)        58,000
                                                     -----------    -----------
Net cash used in operating activities                 (1,125,987)    (1,146,295)
                                                     -----------    -----------
INVESTING ACTIVITIES
  Market exclusivity fee                                      --       (599,775)
  Cash paid for acquisition net of cash acquired              --       (773,904)
  Equipment and improvement expenditures                (154,324)      (296,554)
  Investment in discontinued operation                   (55,936)       227,387
                                                     -----------    -----------
Net cash used in investing activities                   (210,260)    (1,442,846)
                                                     -----------    -----------
FINANCING ACTIVITIES
  Proceeds from the issuance of capital stock             30,540        131,826
  Payments on capital lease obligations                  (21,686)
  Payment of debt assumed in acquisition                 (23,297)    (1,205,833)
  Net borrowings (payments) under line of credit       1,144,284      3,553,060
                                                     -----------    -----------
Net cash used in financing activities                  1,151,527      2,457,367
                                                     -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (184,720)      (131,774)

CASH AND CASH EQUIVALENTS, beginning of period           358,038        445,925
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $   173,318    $   314,151
                                                     ===========    ===========

                  SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             For the Three
                                                          Months Ended June 30
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
SUPPLEMENTAL INFORMATION TO CASH FLOW
  STATEMENT:
    Cash paid for Interest                               $  275,000   $  123,009
      Cash paid for Income Taxes                         $   16,300   $       --
                                                         ==========   ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Conversion of subordinated debt and accrued interest
  to common stock                                        $       --   $  216,666
                                                         ==========   ==========
In connection with the acquisition, liabilities were
  assumed as follows:
  Liabilities assumed                                    $       --   $1,690,778
  Fair value of assets acquired,
    including $33,799 in cash                            $       --   $1,231,207
                                                         ----------   ----------
  Excess of cost over fair value of assets acquired      $       --   $1,233,475
                                                         ==========   ==========

                  SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and changes in its financial position for the periods reported. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The consolidated financial statements include Sensory Science Corporation and its wholly owned subsidiary, California Audio Labs, LLC ("Cal Audio"). All significant intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

On April 1, 1998, the Company acquired all of the equity interests of Cal Audio. The purchase price was $.8 million, plus $1.2 million of debt assumed plus the assumption of other liabilities of $0.5 million. The acquisition was accounted for using the purchase method of accounting for business combinations. The excess of assets acquired over liabilities assumed of $1.2 million has been allocated to goodwill and is being amortized over twenty years.

Inventories at June 30, 1999 consisted of $1.2 million of raw materials and service parts and $12.6 million of finished goods.

The Market Exclusivity Fee of $1.9 million represents the unamortized balance of a $2.3 million fee paid by the Company to Loewe Opta GmbH ("Loewe Opta") for the exclusive right to market and distribute in North America a line of digital direct view televisions specifically developed and manufactured by Loewe Opta for the Company. The Company began amortization of the fee in November 1998 on a straight-line basis over the initial term of the agreement, which ends on January 1, 2003.

The Company is engaged in the design, development, and marketing of consumer electronic audio, video, and television products. In April 1999, the Company entered into a Memorandum of Understanding to sell most of the assets of the Security Products Division to the senior management of the division for cash. The Company expects to complete the sale of the assets of the Security Products Division by September 1999 but there is no assurance that it will be able to do so, or that it will recognize the full estimated values for the division's assets. Completion of the sale is subject to numerous conditions including the execution of a mutually acceptable purchase agreement, the buyer's ability to obtain sufficient financing, and the buyer's ability to negotiate various agreements with the manufactures. The Company's financial results show the operations of the Security Products Division as discontinued operations.

Sales of the Company's Dual-Deck videocassette recorder have constituted substantially all of its revenue for the last five fiscal years. For the three months ended June 30, 1999, the Company's largest customer represented 18% of total revenues and the Company's second largest customer represented 12% of revenues. No other customer represented 10% or more of the Company's revenues. Accounts receivable from these two customers at June 30, 1999 were $2.5 million and $1.0 million, respectively.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1999 are as follows:

Deferred Tax Assets:

Current - reserves not currently deductible         $ 1,104,000

Noncurrent:
  Differences between book & tax
    basis of property                               $   337,000
  Operating loss carryforwards                        4,594,000
  Tax credit carryforwards                              189,000
  Other intangibles                                      77,000
                                                    -----------
Net Deferred Tax Asset                              $ 6,301,000
Valuation Allowance                                  (5,453,000)
                                                    -----------
Net Deferred Asset                                  $   848,000
                                                    ===========

SFAS No.128, "Earnings Per Share", requires a reconciliation of the numerator and denominators of basic and diluted earnings per share as follows:

                                                        For the Three Months
                                                           Ended June 30,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
Income (Loss) From Continuing Operations            $   (436,730)   $    476,190
                                                    ------------    ------------
Average Outstanding Common Shares                     13,664,231      12,842,237
                                                    ------------    ------------
Basic (Loss) Income From Continuing Operations
  Per Share                                         $      (0.03)   $       0.04
                                                    ------------    ------------
Diluted (loss) Income from Continuing Operations
  per Common Share:
  (Loss) income available to common stockholders,
    from above                                      $   (436,730)   $    476,190
  Add interest on presumed conversion of
    convertible debt                                                      19,667
                                                    ------------    ------------
    Net (loss) income available for diluted
      earnings per share                            $   (436,730)   $    495,857
                                                    ============    ============
Average outstanding common shares, from above         13,678,338      12,842,237
Additional dilutive shares related to stock
  options and warrants                                         0       1,135,220
Additional dilutive shares related to
  subordinated notes                                           0         610,000
                                                    ------------    ------------
Average outstanding and potentially
  dilutive common shares                              13,678,338      14,587,457
                                                    ============    ============
Dilutive (Loss) Income From Continuing
  Operations per share                              $      (0.03)   $       0.03
                                                    ============    ============

Interest on the convertible debt totaled $9,375 during the three-month period ended June 30, 1999. Options and warrants to purchase 2.1 million shares of common stock at various prices were outstanding during the three months ended June 30, 1999. These items were not included in the above calculation of diluted income (loss) from continuing operation per share since they would have an anti-dilutive impact on the net loss per share.

The information presented within the financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal years ended March 31, 1999 and 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the 1999 Annual Report on Form 10-K.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared with the three months ended June 30, 1998:

Net sales increased 31% to $14.1 million during the three months ended June 30, 1999 from $10.8 million during the three months ended June 30, 1998. The increase in sales resulted from a 49% increase in Dual-Deck VCR ("DDVCR") unit shipments for the three months ended June 30, 1999 compared to the same period one year prior, offset by a 20% decrease in the average selling price. The increase in sales also resulted from the addition of digital television ("DTV") shipments for the three months ended June 30, 1999. The Company began shipments of its line of DTV's in November 1998 and thus did not have any DTV sales in the three months ended June 30, 1998. The overall increase in DDVCR shipments resulted from increased consumer demand due to lower average retail selling prices and a shift in the Company's sales mix. Sales of DTV's accounted for $1.8 million of the Company's sales during the three months ended June 30, 1999. Sales of the Company's California Audio Labs product line decreased to $0.3 million for the three months ended June 30, 1999 compared to $0.6 million for the same period one year prior. The decrease in the shipments of the current line of California Audio Lab products is in anticipation of the release of the Company's new California Audio Lab product line expected in the summer of 1999.

Gross profit was $3.0 million and $3.1 million for the three months ended June 30, 1999 and 1998, respectively, representing a 4% decrease in gross profit dollars. The decrease in gross profit dollars was primarily due to the sale of older model DDVCR's at discounted prices and a shift in sales mix from higher profit hi-fi DDVCR's to lower-profit mono DDVCR's. Gross profit as a percentage of sales (gross margin) decreased from 29.0% for the three months ended June 30, 1998 to 21.3% for the three-month period ended June 30, 1999. The decrease in gross margin resulted primarily from lower average selling prices for DDVCR's and the impact of dealer incentives to reduce inventories of discontinued DDVCR's in anticipation of a July 1999 introduction of a new line of DDVCR's with lower manufacturing costs and improved product features. Although the Company expects that the current downward VCR market pricing trends will continue, the Company believes that it will be able to improve gross margins in future quarters as a result of lower DDVCR manufacturing costs and increased sales of higher-margined products such as the DTV and California Audio Lab product.

Sales and marketing expense increased 49% to $1.5 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998. The increase in sales and marketing expense was primarily due to increased sales commissions on higher overall sales levels, increased advertising and sales promotion activities for the Company's line of DDVCR's, and the addition of selling and marketing expenses across all categories incurred to support the sales of the Company's new lines of digital televisions and audio products. As a percentage of sales, sales and marketing expense increased from 9.6% in the three months ended June 30, 1998, to 11.0% in the three months ended June 30, 1999.

Research and development expense increased 142% from $0.4 million for the three months ended June 30, 1998 to $0.9 million for the three months ended June 30, 1999. The increased research and development costs are primarily due to product development costs incurred to develop a line of home theater audio products, completion of product development of the Company's new line of digital televisions, and additional new product development and engineering costs. As a percentage of sales, research and development expense increased from 3.3% for the three months ended June 30, 1998, to 6.1% for the three months ended June 30, 1999. The Company intends to continue to increase its product development and engineering expenditures to support its strategy of diversifying its operations from support of its Dual-Deck VCR product line to the design, development, and marketing of multiple lines of audio, video, and television consumer electronic products.

General and administrative expense decreased 4% to $1.0 million for the three months ended June 30, 1999 from $1.1 million for the three months ended June 30, 1998. The decrease in general and administrative expense was due to a decrease in compensatory expenses, primarily bonus payments, as compared with the same period last year. General and administrative expense decreased from 10.0% of sales for the three months ended June 30, 1998 to 7.3% of sales for the three months ended June 30, 1999.

As a result of the above, the Company recorded an operating loss of $0.5 million for the three months ended June 30, 1999 as compared with an operating profit of $0.7 million for the three months ended June 30, 1998. The Company recorded net other expense of $0.3 million for the three months ended June 30, 1999 compared to $0.1 million for the three months ended June 30, 1998. The increase in net other expense was primarily due to increased interest expense due to higher average borrowings under the Company's line of credit for the three months ended June 30, 1999 compared with the same period of the prior year. The Company recorded a benefit from income taxes of $0.3 million in the first quarter of fiscal year 2000. For the three months ended June 30, 1998, the Company recorded a provision for income tax of $0.1 million, representing its estimated state and federal alternative minimum tax liability.

SEASONALITY

The Company's product lines compete within the consumer electronics industry, which generally experiences seasonal peaks in sales from September through January, covering the holiday selling season. The Company expects to continue to exhibit seasonal peaks of its sales in line with industry experience.

YEAR 2000 COMPLIANCE

The Company recognizes the problems associated with Year 2000 transactions and has evaluated its management information systems and the possible effect of Year 2000 hardware and software issues. The Company believes all but one of its internal management information systems is Year 2000 compliant. The one internal system that is not Year 2000 compliant is a customer contact management system that the Company expects to replace by September 1999. The Company has communicated with its significant suppliers, financial institutions, customers, and other parties that purchase products or provide critical services or supplies to assess their respective compliance with Year 2000 issues. The Company has not received sufficient information from key suppliers, financial institutions, or customers about their Year 2000 compliance and remediation plans to predict the outcome of their efforts. If the Company's larger customers are not Year 2000 compliant, payments to the Company could be delayed and the Company's cash flow would be affected. If the Company's contract manufacturers are not Year 2000 compliant, the Company's receipt of inventory may be disrupted which could affect its sales and cash flow. If the Company's financial institutions are not Year 2000 compliant, its operations could be disrupted as vendors and employees await payment for goods and services provided and the Company awaits collection of its accounts receivable.

The Company is in the process of designing a contingency plan, which it expects to complete by September 1999. However, the Company cannot provide assurances that its significant suppliers, financial institutions, and customers will properly address and resolve critical Year 2000 issues. The Company has incurred and expects to continue to incur expenses to make all of its internal systems Year 2000 compliant. The Company currently estimates that these costs will total less than $200,000. The costs of Year 2000 compliance and the date on which the Company plans to be completely Year 2000 compliant is based on its current estimates. These estimates reflect the Company's assumptions about future events, including the continued availability of third party remediation plans. The Company cannot be sure that these estimates will be achieved, and its actual results could differ materially from its plans. Specific factors that could cause material differences include the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

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

CAPITAL RESOURCES AND LIQUIDITY

Net cash used by operating activities was $1.1 million for the three months ended June 30, 1999, unchanged from the three months ended June 30, 1998. The more significant factors comprising the net cash used for the three months ended June 30, 1999 was the net loss of $0.4 million and an increase of $1.1 million in accounts receivable. The increase in the accounts receivable balance from March 31, 1999 to June 30, 1999 was primarily due to the timing of sales in the three months ended June 30, 1999. Of the total sales of $14.1 million for the three months ended June 30, 1999, $6.5 million, or 46%, occurred in the month of June.

The Company had net working capital of $8.4 million and $8.7 million at June 30, 1999 and June 30, 1998, respectively. At June 30, 1999, the Company's current ratio (the ratio of current assets to current liabilities) was 1.5 to 1.

The Company funds its cash requirements through a combination of cash flow from operations and loans under a line of credit with Congress Financial Corporation. During the fiscal year, the Company's sales seasonality generally require incremental working capital for investment primarily in inventories and receivables. The Company's primary source of funds for the three months ended June 30, 1999 was the line of credit. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended in August 1998. The maximum line of credit is $20.0 million, limited by a borrowing base determined by specific inventory and receivable balances. The line provides for cash loans, letters of credit, and acceptances. The agreement, as amended, expires in November 2002 with a maximum prepayment (if applicable) fee of 1%. Loans are priced at prime plus 1/2%. All assets of the Company are pledged as collateral for the line of credit. The unused and available line of credit at June 30, 1999 was approximately $6.0 million. All closing costs related to the origination and amendment of the financing agreement had been fully amortized by March 31, 1999. The Company believes that its current financial resources will be adequate to support operations over the next twelve months

In August 1996, the Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders. Notes outstanding after August 1999 must be converted to common stock at the option of the Company. As of June 30, 1999, $1.3 million of the notes had been converted into common stock.

Effective January 1, 1998, the Company entered into an agreement with Loewe Opta GmbH of Kronach, Bavaria, Germany, to develop and market a line of digital television products designed specifically for the North American market. The initial agreement is effective through January 1, 2003 with built in five-year extensions. The Company incurred fees totaling $2.3 million for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. The Company received its first shipments of product from Loewe in November 1998.

On April 1, 1998 the Company acquired California Audio Labs, L.L.C. ("California Audio Labs"). California Audio Labs designs, develops, and assembles digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The Company has incurred and expects to continue to incur increased expenses related to the integration and development of the California Audio Labs business and therefore anticipates operating losses from its line of California Audio Labs products during the fiscal year ending March 31, 2000.

The Company leases a 33,000 square foot corporate office and warehouse facility in Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and expires in January 2003, with one three year extension at the Company's option. The Company also leases a 7,800 square foot engineering and manufacturing facility in Blue Lake, California, which is fully utilized and in good condition. The lease began in June 1997 and expires in May 2002. The Company is currently evaluating its space requirements in relation to its business plan which anticipates increased needs for personnel, office, and engineering space. As a result, the Company expects that it will need to lease additional space and to remodel its existing space, both of which would increase its overall rental costs.

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


                                        SENSORY SCIENCE CORPORATION (REGISTRANT)


Date: August 12, 1999                   By /s/ Roger B. Hackett
                                           -------------------------------------
                                           Roger B. Hackett
                                           Chairman of the Board, Chief
                                           Executive Officer, President and
                                           Chief Operating Officer


Date: August 12, 1999                   By /s/ Douglas P. Klein
                                           -------------------------------------
                                           Douglas P. Klein
                                           Senior Vice President and Chief
                                           Financial Officer, Secretary,
                                           Treasurer (principal financial and
                                           accounting officer)