Form 10-Q
period 1999-09-30
SENSORY SCIENCE CORP
filed 1999-11-15
CIK 784721

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

                          Commission File No. 2-331855

                           Sensory Science Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                               86-0492122
------------------------                                      ------------
(State of Incorporation)                                      (IRS E.I.N.)

7835 East McClain Drive, Scottsdale, Arizona                     85260
--------------------------------------------                   ---------
(Address of principal executive offices)                       (Zip code)

                                 (480) 998-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

13,890,791 shares of Common Stock were outstanding as of October 14, 1999

                           SENSORY SCIENCE CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets --
     At September 30, 1999 and March 31, 1999                                3

     Consolidated Statements of Operations --
     Three and Six Months Ended September 30, 1999 and 1998                  4

     Consolidated Statements of Cash Flows --
     Six Months Ended September 30, 1999 and 1998                          5-6

     Notes to the Interim Consolidated Financial Statements -              7-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                              10-12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          14

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    14

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

                  SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     September 30, 1999     March 31, 1999
                                                     ------------------     --------------
                                 ASSETS                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $    344,880         $    358,038
  Receivables - less allowance for doubtful
   accounts of $136,000 and $98,500 respectively          19,502,759           10,526,335
  Inventories                                             13,517,719           13,934,301
  Prepaid expenses and other assets                          636,549              191,519
  Net investment in discontinued operations                  414,794              115,415
  Deferred tax asset                                         378,000              100,000
                                                        ------------         ------------
     Total Current Assets                                 34,794,701           25,225,608
                                                        ------------         ------------
EQUIPMENT AND IMPROVEMENTS:
  Furniture, fixtures & equipment                            984,992              875,270
  Leasehold improvements                                     219,105              212,830
  Office equipment                                         1,266,624            1,131,546
  Tooling                                                  2,375,886            1,587,602
                                                        ------------         ------------
     Gross equipment and improvements                      4,846,607            3,807,248
Less accumulated depreciation and amortization            (2,905,527)          (2,561,827)
                                                        ------------         ------------
Equipment and improvements - net                           1,941,080            1,245,421
                                                        ------------         ------------
PATENTS, net of amortization                                 141,250              149,381
GOODWILL, net of amortization                              1,142,617            1,173,316
MARKET EXCLUSIVITY FEE, net of amortization                1,801,198            2,085,598
DEFERRED TAX ASSET                                           470,000              470,000
OTHER ASSETS, net of amortization                            287,227              280,705
                                                        ------------         ------------
     TOTAL                                              $ 40,578,073         $ 30,630,029
                                                        ============         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  5,635,798         $  4,147,579
  Accrued expenses                                         1,856,798            1,395,460
  Other current liabilities                                1,261,575            1,471,586
  Warranty reserve                                           204,501              222,000
  Income tax payable                                              --                2,724
  Line of credit                                          17,894,883            9,335,363
                                                        ------------         ------------
     Total Current Liabilities                            26,853,555           16,574,712
                                                        ------------         ------------
  Long term liabilities                                      442,640              426,677
  Mandatory convertible subordinated debt                         --              211,675
                                                        ------------         ------------
     Total Liabilities                                    27,296,195           17,213,064
                                                        ------------         ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                13,891               13,658
  Additional paid-in capital                              21,983,810           21,708,124
  Accumulated deficit                                     (8,715,823)          (8,304,817)
                                                        ------------         ------------
     Total Stockholders' Equity                           13,281,878           13,416,965
                                                        ------------         ------------
TOTAL                                                   $ 40,578,073         $ 30,630,029
                                                        ============         ============

                  SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                 For The Three                    For The Six
                                           Months Ended September 30,      Months Ended September 30,
                                         -----------------------------   -----------------------------
                                              1999             1998         1999                1998
                                         -----------       -----------   -----------       -----------
SALES                                    $19,582,961       $17,074,191   $33,719,145       $27,869,510
COST OF SALES                             15,290,966        12,894,899    26,436,356        20,562,168
                                         -----------       -----------   -----------       -----------
     Gross profit                          4,291,995         4,179,292     7,282,789         7,307,342
                                         -----------       -----------   -----------       -----------
OTHER OPERATING COSTS:
 Sales and marketing                       1,707,766         1,126,628     3,283,097         2,166,430
 Research and development                  1,009,418           384,960     1,891,896           742,816
 General and administrative                1,246,374         1,215,018     2,234,816         2,285,288
                                         -----------       -----------   -----------       -----------
     Total other operating costs           3,963,558         2,726,606     7,409,809         5,194,534
                                         -----------       -----------   -----------       -----------
Operating income                             328,437         1,452,686      (127,020)        2,112,808
                                         -----------       -----------   -----------       -----------
OTHER (EXPENSE) REVENUES:
 Interest income                               3,145             6,895         4,896            10,267
 Interest expense                           (315,996)         (252,940)     (580,167)         (387,431)
 Other income (expense)                       10,138               300        13,285               375
                                         -----------       -----------   -----------       -----------
     Total other expense                    (302,713)         (245,745)     (561,986)         (376,789)
                                         -----------       -----------   -----------       -----------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                             25,724         1,206,941      (689,006)        1,736,019

PROVISION (BENEFIT) FOR
 INCOME TAXES                                     --           108,069      (278,000)          160,957
                                         -----------       -----------   -----------       -----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS                        25,724         1,098,872      (411,006)        1,575,062
                                         -----------       -----------   -----------       -----------
DISCONTINUED OPERATIONS
  Income (loss) from operations                   --           (98,524)           --           (36,104)
                                         -----------       -----------   -----------       -----------
NET INCOME (LOSS)                        $    25,724       $ 1,000,348   $  (411,006)      $ 1,538,958
                                         ===========       ===========   ===========       ===========
NET INCOME  (LOSS) PER
COMMON SHARE:
 Continuing operations                   $      0.00       $      0.08   $     (0.03)      $      0.12
 Discontinued operations                          --       $      0.00            --              0.00
                                         -----------       -----------   -----------       -----------
     Net Income (Loss) per Common Share  $      0.00       $      0.08   $     (0.03)      $      0.12
                                         ===========       ===========   ===========       ===========
NET INCOME (LOSS) PER COMMON
 SHARE - ASSUMING DILUTION
 Continuing operations                   $      0.00       $      0.07   $     (0.03)      $      0.10
 Discontinued operations                          --       $      0.00            --              0.00
                                         -----------       -----------   -----------       -----------
Net Income (Loss) per Common Share -
 Assuming Dilution                       $      0.00       $      0.07   $     (0.03)      $      0.10
                                         ===========       ===========   ===========       ===========

                  SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                            For the Six
                                                     Months Ended September 30,
                                                     --------------------------
                                                        1999          1998
                                                     ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $   (411,006)   $  1,538,958
 Adjustments to reconcile net income to net cash
  provided by operations:
   Depreciation and amortization                        666,930         315,114
   Deferred taxes                                      (278,000)             --
   Provision for bad debt                                37,500         (33,799)
   Loss on sale of equipment                                 --          10,320
   Discontinued operations                                   --          36,104
   Change in operating assets and
    liabilities - net of acquisition:
     Receivables                                     (9,263,924)     (2,496,206)
     Inventories                                        416,582      (9,280,684)
     Prepaids                                          (445,030)       (532,960)
     Other assets                                        (6,522)        (41,178)
     Accounts payable                                 1,488,219       2,143,206
     Accrued expenses                                   486,354         574,092
     Other current liabilities                         (210,011)        559,267
     Warranty reserve                                   (17,499)        (50,000)
     Other long-term liabilities                        (78,464)          3,704
     Income taxes payable                                (2,724)        121,200
                                                   ------------    ------------
        Net cash used in operating activities        (7,476,091)     (7,132,861)
                                                   ------------    ------------
INVESTING ACTIVITIES
  Market exclusivity fee                                     --      (1,248,350)
  Cash paid for acquisition net
   of cash acquired                                          --        (773,904)
  Equipment and improvement expenditures               (255,075)       (391,014)
  Investment in discontinued operation                 (299,379)        316,212
  Tooling expenditures                                 (534,283)             --
                                                   ------------    ------------
        Net cash used in investing activities        (1,088,737)     (2,097,056
                                                   ------------    ------------
FINANCING ACTIVITIES
  Proceeds from the issuance of capital stock            39,228         286,118
  Payments on capital lease obligations                 (47,080)        (47,320)
  Payment of debt assumed in acquisition             (1,205,833)
  Net borrowings (payments) under line of credit      8,559,522      10,308,053
                                                   ------------    ------------
       Net cash used in financing activities          8,551,670       9,341,018
                                                   ------------    ------------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                       (13,158)        111,101
CASH AND CASH EQUIVALENTS, beginning of period          358,038         445,925
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, end of period           $    344,880    $    557,026
                                                   ============    ============

                  SENSORY SCIENCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                            For the Six
                                                     Months Ended September 30,
                                                     --------------------------
                                                        1999          1998
                                                     ----------    ----------
SUPPLEMENTAL INFORMATION TO CASH FLOW

 STATEMENT:
  Cash paid for Interest                             $576,412      $  123,009
  Cash paid for Income Taxes                         $ 16,300      $       --
                                                     ========      ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Conversion of subordinated debt and accrued
   interest to common stock                          $236,691      $  216,666
                                                     ========      ==========
  In connection with the acquisition,
   liabilities were assumed as follows:

  Liabilities assumed                                $     --      $1,690,778
  Fair value of assets acquired, including
   $33,799 in cash                                   $     --      $1,231,207
   -------                                           --------      ----------
  Excess of cost over fair value of assets
   acquired                                          $     --      $1,233,475
                                                     ========      ==========

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

Inventories at September 30, 1999 consisted of $1.5 million of raw materials and service parts, and $12.0 million of finished goods.

The Market Exclusivity Fee of $1.8 million represents the unamortized balance of a $2.3 million fee paid by the Company to Loewe Opta GmbH ("Loewe Opta") for the exclusive right to market and distribute in North America a line of digital direct view televisions specifically developed and manufactured by Loewe Opta for the Company. The Company began amortization of the fee in November 1998 on a straight-line basis over the initial term of the agreement, which ends on January 1, 2003.

The Company is engaged in the design, development, and marketing of consumer electronic audio, video, and television products. In April 1999, the Company entered into a Memorandum of Understanding to sell most of the assets of the Security Products Division to the senior management of the division for cash. The Company expects to complete the sale of the assets of the Security Products Division by December 1999 but there is no assurance that it will be able to do so, or that it will recognize the full estimated values for the division's assets. Completion of the sale is subject to numerous conditions including the execution of a mutually acceptable purchase agreement, the buyer's ability to obtain sufficient financing, and the buyer's ability to negotiate various agreements with the manufactures. The Company's financial results show the operations of the Security Products Division as discontinued operations.

Sales of the Company's Dual-Deck videocassette recorder have constituted substantially all of its revenue for the last five fiscal years. For the six months ended September 30, 1999, the Company's largest customer represented 15% of total revenues and the Company's second largest customer represented 12% of revenues. No other customer represented 10% or more of the Company's revenues. Accounts receivable from these two customers at September 30, 1999 were $3.9 million and $2.5 million.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of September 30, 1999 are as follows:

Deferred Tax Assets:

Current - reserves not currently deductible       $ 1,104,000

Noncurrent:
   Differences between book & tax
      basis of property                           $   337,000
   Operating loss carryforwards                     4,594,000
   Tax credit carryforwards                           189,000
   Other intangibles                                   77,000
                                                  -----------
Net Deferred Tax Asset                            $ 6,301,000
Valuation Allowance                                (5,453,000)
Net Deferred Asset                                $   848,000
                                                  ===========

SFAS No.128, "Earnings Per Share", requires a reconciliation of the numerator and denominators of basic and diluted earnings per share as follows:

                                                        For the Three Months
                                                         Ended September 30,
                                                  -----------------------------
                                                     1999              1998
                                                  -----------       -----------
Income From Continuing Operations                 $    25,724       $ 1,098,872
                                                  -----------       -----------
Average Outstanding Common Shares                  13,784,975        13,311,129
                                                  -----------       -----------
Basic Income From Continuing Operations
 Per Share                                        $      0.00       $      0.08
                                                  -----------       -----------
Diluted Income from Continuing Operations
 per Common Share:
 Income available to common stockholders,
  from above                                      $    25,724       $ 1,098,872
 Add interest on presumed conversion of
  convertible debt                                      6,250            11,333
                                                  -----------       -----------
     Net income available for diluted
       earnings per share                         $    31,974       $ 1,110,205
                                                  ===========       ===========
Average outstanding common shares, from above      13,784,975        13,311,129
Additional dilutive shares related to stock
 options and warrants                               1,083,673         1,324,980
Additional dilutive shares related to
 subordinated notes                                         0           406,000
                                                  -----------       -----------
Average outstanding and potentially
 dilutive common shares                            14,868,648        15,042,109
                                                  ===========       ===========
Dilutive Income From Continuing
 Operations per share                             $      0.00       $      0.07
                                                  ===========       ===========

Options and warrants to purchase 1.6 million shares of common stock at various prices were outstanding during the three months ended September 30, 1999 but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average price of the common shares.

                                                        For the Six Months
                                                         Ended September 30,
                                                   -----------------------------
                                                       1999            1998
                                                   ------------     ------------
Income (Loss) From Continuing Operations           $   (411,006)    $  1,575,062
                                                   ------------     ------------
Average Outstanding Common Shares                    13,724,603       13,076,683
Basic (Loss) Income From Continuing
 Operations Per Share                              $       (.03)    $       0.12
                                                   ------------     ------------
Diluted (loss) Income from Continuing
 Operations per Common Share:
 (Loss) income available to common stockholders,
   from above                                      $   (411,006)    $  1,575,062
 Add interest on presumed conversion of
   convertible debt                                           0           31,000
                                                   ------------     ------------
 Net (loss) income available for diluted
   earnings per share                              $   (411,006)    $  1,606,062
                                                   ============     ============

Average outstanding common shares, from above        13,724,603       13,076,683
Additional dilutive shares related to stock
  options and warrants                                        0        1,230,100
Additional dilutive shares related to
  subordinated notes                                          0          508,000
                                                   ------------     ------------
Average outstanding and potentially
  dilutive common shares                             13,724,603       14,814,783
                                                   ------------     ------------
Dilutive (Loss) Income From Continuing
  Operations per share                             $       (.03)    $       0.11
                                                   ============     ============

Options and warrants to purchase 1.6 million shares of common stock at various prices were outstanding during the nine months ended September 30, 1999, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average price of the common shares.

The information presented within the financial statements should be read in conjunction with the Company's audited Financial Statements for the fiscal years ended March 31, 1999 and 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" from the 1999 Annual Report on Form 10-K.

ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

Net sales increased $2.5 million or 15% to $19.6 million during the three months ended September 30, 1999 from $17.1 million during the three months ended September 30, 1998. The increase in sales resulted from a $3.1 million increase in revenues from new product lines. These new product lines include the RaveMP Portable Internet Media Players, Digital Televisions and California Audio Labs digital home theater products. Dual-Deck VCR ("DDVCR") unit shipments for the three months ended September 30, 1999 increased 17% compared to the same period one year prior. A shift in sales mix and one-time price reductions and allowances primarily associated with a DDVCR model changeover caused DDVCR net sales to decline 3% in the three months ended September 30, 1999 from the same period in the prior year. Sales from new product lines are expected to continue being a growing percentage of the company's sales in future quarters as the Company expects to introduce a new product line of DVD (Digital Video Disk) products and expand its California Audio Labs CL 2500 Series system.

Gross profit was approximately $4.3 million and $4.2 million in the three month periods ended September 30, 1999 and September 30, 1998, respectively. Gross profit as a percentage of sales decreased to 21.9% in the current quarter ended September 30, 1999 from 24.5% in the same period last year. The decrease in gross profit percentage was primarily due to discounted prices and allowances relating to the sale of older model DDVCR's. Gross profit as a percentage of sales for new products was also lower than the company's historical gross margin rates due to special programs and allowances necessary to initiate distribution. The Company believes that it will be able to improve gross margins in future quarters as a result of lower DDVCR manufacturing costs which will offset the downward trend in VCR market prices and the Company expects higher margins associated with the continuing sales of new product lines.

Sales and marketing expense increased 51.6% to $1.7 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998. The increase in sales and marketing expense was primarily due to increased sales commissions on higher overall sales levels, and the addition of selling and marketing expenses across all categories incurred to support the sales of the Company's new product lines. As a percentage of sales, sales and marketing expense increased from 6.6% in the three months ended September 30, 1998, to 8.7% in the three months ended September 30, 1999.

Research and development expense increased 162% from $0.4 million for the three months ended September 30, 1998 to $1.0 million for the three months ended September 30, 1999. The increased research and development costs are due to product development costs incurred to develop the company's new product lines. As a percentage of sales, research and development expense increased from 2.3% for the three months ended September 30, 1998, to 5.2% for the three months ended September 30, 1999.

General and administrative expense remained level at $1.2 million for the three month periods ended September 30, 1999 and September 30, 1998. General and administrative expense declined as a percentage of revenues to 6.4% for the three months ended September 30, 1999 from 7.1% in the same period last year.

As a result of the above, the Company recorded an operating profit of $0.3 million for the three months ended September 30, 1999 as compared with an operating profit of $1.5 million for the three months ended September 30, 1998. The Company recorded net interest and other expense of $0.3 million for the three month periods ended September 30, 1999 and, September 30, 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1998

Net sales increased $5.8 million or 21.0% to $33.7 million during the six months ended September 30, 1999 from $27.9 million during the six months ended September 30, 1998. The increase in sales resulted from a $4.6 million increase in revenues from new product lines. These new product lines include Digital Televisions, RaveMP Portable Internet Media Players and California Audio Labs digital home theater products. Dual-Deck VCR ("DDVCR") unit shipments for the six months ended September 30, 1999 increased 27% compared to the same period one year prior due to increased consumer demand. Special programs and allowances primarily associated with a DDVCR model changeover caused DDVCR net sales to increase only 4.5% in the six months ended September 30, 1999 from the same period in the prior year.

Gross profit was approximately $7.3 million in the six months ended September 30, 1999 and 1998. Gross profit as a percentage of sales decreased to 21.6% in the current quarter ended September 30, 1999 from 26.2% in the same period last year. The decrease in gross profit percentage was primarily due to discounted prices and allowances relating to the sale of older model DDVCR's. Gross profit as a percentage of sales for new products was also lower than the company's historical gross margin rates due to special programs and allowances necessary to initiate distribution.

Sales and marketing expense increased 51.5% to $3.3 million for the six months ended September 30, 1999 from $2.2 million for the six months ended September 30, 1998. The increase in sales and marketing expense was primarily due to increased sales commissions on higher overall sales levels, and the addition of selling and marketing expenses across all categories incurred to support the sales of the Company's new product lines. As a percentage of sales, sales and marketing expense increased to 9.7% in the six months ended September 30, 1999, from 7.8% in the three months ended September 30, 1998.

Research and development expense increased 155% to $1.9 million for the six months ended September 30, 1999 from $0.7 million for the six months ended September 30, 1998. The increased research and development costs are due to product development costs incurred to develop the company's new product lines. As a percentage of sales, research and development expense increased to 5.6% for the six months ended September 30, 1999, from 2.7% for the six months ended September 30, 1998.

General and administrative expense remained level at $2.2 million for the six month periods ended September 30, 1999 and September 30, 1998. General and administrative expense declined as a percentage of revenues to 6.6% for the six months ended September 30, 1999 from 8.2% in the same period last year.

As a result of the above, the Company recorded an operating loss of $0.1 million for the six months ended September 30, 1999 as compared with an operating profit of $2.1 million for the three months ended September 30, 1998. The Company recorded net interest and other expense of $0.6 million for the three months ended September 30, 1999 compared to $0.4 million in the same period of the prior year. The increase was caused by higher interest expense associated with higher borrowings in the Company's line of credit required to fund higher working capital.

SEASONALITY

The Company's product lines compete within the consumer electronics industry, which generally experiences seasonal peaks in sales from September through January, covering the holiday selling season. The Company expects to continue to exhibit seasonal peaks of its sales in line with industry experience.

YEAR 2000 COMPLIANCE

The Company recognizes the problems associated with Year 2000 transactions and has evaluated its management information systems and the possible effect of Year 2000 hardware and software issues. The Company believes all but one of its internal management information systems is Year 2000 compliant. The one internal system that is not Year 2000 compliant is a customer contact management system that the Company expects to replace by December 1999. The Company has communicated with its significant suppliers, financial institutions, customers, and other parties that purchase products or provide critical services or supplies to assess their respective compliance with Year 2000 issues. The Company has not received sufficient information from key suppliers, financial institutions, or customers about their Year 2000 compliance and remediation plans to predict the outcome of their efforts. If the Company's larger customers are not Year 2000 compliant, payments to the Company could be delayed and the Company's cash flow would be affected. If the Company's contract manufacturers are not Year 2000 compliant, the Company's receipt of inventory may be disrupted which could affect its sales and cash flow. If the Company's financial institutions are not Year 2000 compliant, its operations could be disrupted as vendors and employees await payment for goods and services provided and the Company awaits collection of its accounts receivable. The Company is in the process of designing a contingency plan, which it expects to complete by December 1999. However, the Company cannot provide assurances that its significant suppliers, financial institutions, and customers will properly address and resolve critical Year 2000 issues. The Company has incurred and expects to continue to incur expenses to make all of its internal systems Year 2000 compliant. The Company currently estimates that these costs will total less than $200,000. The costs of Year 2000 compliance and the date on which the Company plans to be completely Year 2000 compliant is based on its current estimates. These estimates reflect the Company's assumptions about future events, including the continued availability of third party remediation plans. The Company cannot be sure that these estimates will be achieved, and its actual results could differ materially from its plans. Specific factors that could cause material differences include the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

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

CAPITAL RESOURCES AND LIQUIDITY

Net cash used by operating activities was $7.5 million for the six months ended September 30, 1999, representing an increase of $0.4 million as compared with the six months ended September 30, 1998. The more significant factors comprising the net cash used for the six months ended September 30, 1999 were the net loss of $0.4 million, and an increase of $9.3 million in accounts receivable. The increase in the accounts receivable balance from March 31, 1999 to September 30, 1999 was primarily due to the timing of sales in the three months ended September 30, 1999. Of the total sales of $19.6 million for the three months ended September 30, 1999, $10.8 million, or 55%, occurred in the month of September. This increase in the accounts receivable balance was partially offset by a $1.5 million increase in accounts payable, which was primarily due to the timing of payments to the company's various product suppliers.

The Company had net working capital of $7.9 million and $8.7 million at September 30, 1999 and September 30, 1998, respectively. At September 30, 1999, the Company's current ratio (the ratio of current assets to current liabilities) was 1.3 to 1.

The Company funds its cash requirements through a combination of cash flow from operations and loans under a line of credit with Congress Financial Corporation. During the fiscal year, the Company's sales seasonality generally requires incremental working capital for investment primarily in inventories and receivables. The Company's primary source of funds for the six months ended September 30, 1999 was the line of credit. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended in August 1998. The maximum line of credit is $20.0 million, limited by a borrowing base determined by specific inventory and receivable balances. The line provides for cash loans, letters of credit, and acceptances. The agreement, as amended, expires in November 2002 with a maximum prepayment (if applicable) fee of 1%. Loans are priced at prime plus 1/2%. All assets of the Company are pledged as collateral for the line of credit. The unused and available line of credit at September 30, 1999 was approximately $2.1 million. All closing costs related to the origination and amendment of the financing agreement had been fully amortized by March 31, 1999. The Company has completed preliminary negotiations with, and had received tentative approval from, Congress Financial Corporation to increase the current line of credit to $30.0 million. The Company believes that its current financial resources will be sufficient to support operations over the next twelve months.

In August 1996, the Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders. As per the terms of these instruments, the remaining $0.2 million of notes outstanding as of August 1999 have been converted to common stock.

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

On April 1, 1998, the Company acquired California Audio Labs, L.L.C. ("California Audio Labs"). California Audio Labs designs, develops, and assembles digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The Company has incurred and expects to continue to incur increased expenses related to the integration and development of the California Audio Labs business and therefore anticipates operating losses from its line of California Audio Labs products during the fiscal year ending March 31, 2000.

The Company leases a 33,000 square foot corporate office and warehouse facility in Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and expires in January 2003, with one three-year extension at the Company's option. The Company also leases a 7,800 square foot engineering and manufacturing facility in Blue Lake, California, which is fully utilized and in good condition. The lease began in June 1997 and expires in May 2002. The Company is currently evaluating its space requirements in relation to its business plan, which anticipates increased needs for personnel, office, and engineering space. As a result, the Company expects to remodel its existing space, and lease space in a building adjacent to the Scottsdale headquarters location.

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

                                 SENSORY SCIENCE CORPORATION
          `                              (Registrant)





Date: November 11, 1999          By /s/ Roger B. Hackett
                                 -----------------------------------------------
                                 Roger B. Hackett
                                 Chairman of the Board, Chief Executive Officer,
                                 President and Chief Operating Officer




Date: November 11, 1999          By  /s/ Thomas E. Linnen
                                 -----------------------------------------------
                                 Thomas E. Linnen
                                 Senior Vice President
                                 (principal financial and accounting officer)