Form 10-Q
period 1999-12-31
SENSORY SCIENCE CORP
filed 2000-02-14
CIK 784721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to _____________

                          Commission File No. 2-331855


                           SENSORY SCIENCE CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                              86-0492122
(State of Incorporation)                                      (IRS E.I.N.)


7835 East McClain Drive, Scottsdale, Arizona                     85260
  (Address of principal executive offices)                     (Zip code)


                                 (480) 998-3400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

13,895,660 shares of Common Stock were outstanding as of February 11, 2000

                           SENSORY SCIENCE CORPORATION

                                      INDEX

                                                                                                            PAGE NO.
Part I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets -- At December 31, 1999 and March 31, 1999                                3

           Consolidated Statements of Operations -- Quarter and Nine Months Ended
           December 31, 1999 and 1998                                                                          4-5

           Consolidated Statements of Cash Flows -- Nine Months Ended
           December 31, 1999 and 1998                                                                          6-7

           Notes to the Interim Consolidated Financial Statements                                              8-9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                   10-12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                           12

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                    13

SIGNATURES                                                                                                     14

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO FUTURE EVENTS OR INCLUDE TERMS SUCH AS: THE COMPANY "BELIEVES", "EXPECTS", "INTENDS", "PLANS", AND OTHER USES OF FUTURE TENSES. SEE NOTES TO THE INTERIM CONSOLIDATED FINANCAL STATEMENTS AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". ALSO SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ON PAGES 10-12, FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE VALIDITY OF ANY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS INCLUDE THE
FOLLOWING: BUSINESS CONDITIONS AND GENERAL ECONOMIC CONDITIONS; INDUSTRY, REGULATORY, AND LEGISLATIVE INITIATIVES, INCLUDING THE DIGITAL MILLENNIUM COPYRIGHT ACT, THAT MAY AFFECT THE COMPANY'S ABILITY TO DEVELOP, MANUFACTURE, AND MARKET ITS PRODUCTS; COMPETITIVE FACTORS, SUCH AS PRICING AND MARKETING EFFORTS OF RIVAL COMPANIES; TIMING OF PRODUCT INTRODUCTIONS; SUCCESS OF COMPETING OR FUTURE TECHNOLOGIES; ABILITY OF CONTRACT MANUFACTURERS TO MEET PRODUCT PRICE AND TECHNOLOGY OBJECTIVES AND DELIVERY SCHEDULES; THE PACE AND SUCCESS OF PRODUCT RESEARCH AND DEVELOPMENT; AND THE SUCCESSFUL INTERGRATION OF CALIFORNIA AUDIO LABS.

                           SENSORY SCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                       DECEMBER 31, 1999              MARCH 31, 1999
                                                                                       -----------------              --------------
                                     ASSETS                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                               $  1,011,540                 $    358,038
  Receivables - less allowance for doubtful
   accounts of $136,000 and $98,500 respectively                                            13,668,086                   10,526,335
  Inventories                                                                               14,556,195                   13,934,301
  Prepaid expenses and other assets                                                            307,167                      191,519
  Net investment in discontinued operations                                                    682,736                      115,415
  Deferred tax asset                                                                           100,000                      100,000
                                                                                          ------------                 ------------
     Total Current Assets                                                                   30,325,724                   25,225,608
                                                                                          ------------                 ------------
EQUIPMENT AND IMPROVEMENTS:
  Furniture, fixtures & equipment                                                            1,058,455                      875,270
  Leasehold improvements                                                                       222,006                      212,830
  Office equipment                                                                           1,693,754                    1,131,546
  Tooling                                                                                    2,436,443                    1,587,602
                                                                                          ------------                 ------------
     Gross equipment and improvements                                                        5,410,658                    3,807,248
Less accumulated depreciation and amortization                                              (3,355,862)                  (2,561,827)
                                                                                          ------------                 ------------
Equipment and improvements - net                                                             2,054,796                    1,245,421
                                                                                          ------------                 ------------

PATENTS, net of amortization                                                                   137,680                      149,381
GOODWILL, net of amortization                                                                1,127,197                    1,173,316
MARKET EXCLUSIVITY FEE, net of amortization                                                  1,658,999                    2,085,598
DEFERRED TAX ASSET                                                                             470,000                      470,000
OTHER ASSETS, net of amortization                                                              250,000                      280,705
                                                                                          ------------                 ------------

                                                                                          $ 36,024,396                 $ 30,630,029
                                                                                          ============                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                        $  7,088,009                 $  4,147,579
  Accrued expenses                                                                             556,054                    1,395,460
  Other current liabilities                                                                    813,634                    1,471,586
  Warranty reserve                                                                             467,471                      222,000
  Income tax payable                                                                              --                          2,724
  Line of credit                                                                            12,957,543                    9,335,363
                                                                                          ------------                 ------------
     Total Current Liabilities                                                              21,882,711                   16,574,712
  Long term liabilities                                                                        456,972                      426,677
  Mandatory convertible subordinated debt                                                         --                        211,675
                                                                                          ------------                 ------------
     Total Liabilities                                                                      22,339,683                   17,213,064
                                                                                          ------------                 ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                                                  13,894                       13,658
  Additional paid-in capital                                                                21,986,995                   21,708,124
  Accumulated deficit                                                                       (8,316,176)                  (8,304,817)
                                                                                          ------------                 ------------
     Total Stockholders' Equity                                                             13,684,713                   13,416,965
                                                                                          ------------                 ------------
                                                                                          $ 36,024,396                 $ 30,630,029
                                                                                          ============                 ============

See Notes to Consolidated Financial Statements

                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                        (UNAUDITED)
                                                                                                QUARTER ENDED DECEMBER 31,
                                                                                         ------------------------------------------
                                                                                             1999                          1998
                                                                                         ------------                  ------------
Net sales                                                                                $ 20,435,421                  $ 20,641,722
Cost of sales                                                                              15,547,848                    15,660,645
                                                                                         ------------                  ------------
     Gross profit                                                                           4,887,573                     4,981,077
                                                                                         ------------                  ------------
Costs and expenses:
 Sales and marketing                                                                        1,872,874                     2,288,997
 Research and development                                                                     547,189                       784,235
 General and administrative                                                                 1,363,206                     1,119,648
                                                                                         ------------                  ------------
                                                                                            3,783,269                     4,192,880
                                                                                         ------------                  ------------

Operating income                                                                            1,104,304                       788,197

Interest and other expenses                                                                   426,657                       356,408
                                                                                         ------------                  ------------

Income before income taxes                                                                    677,647                       431,789

Income taxes                                                                                  278,000                        36,026
                                                                                         ------------                  ------------

Income from continuing operations                                                             399,647                       395,763

Income (loss) from discontinued operations                                                       --                        (195,679)
                                                                                         ------------                  ------------
NET INCOME                                                                               $    399,647                  $    200,084
                                                                                         ============                  ============


NET INCOME (LOSS) PER SHARE - BASIC:

 Continuing operations                                                                   $       0.03                  $       0.03
 Discontinued operations                                                                         --                           (0.01)
                                                                                         ------------                  ------------
                                                                                         $       0.03                  $       0.02

                                                                                         ============                  ============

NET INCOME (LOSS) PER SHARE - DILUTED

 Continuing operations                                                                   $       0.03                  $       0.03
 Discontinued operations                                                                                                      (0.02)
                                                                                         ------------                  ------------
                                                                                         $       0.03                  $       0.01
                                                                                         ============                  ============


Weighted average basic shares outstanding                                                  13,893,660                    13,393,199
  Weighted average equivalent shares                                                          374,179                     1,360,130
                                                                                         ------------                  ------------
Weighted average diluted shares outstanding                                                14,267,839                    14,753,329
                                                                                         ============                  ============


See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                        (UNAUDITED)
                                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                                         ------------------------------------------
                                                                                             1999                          1998
                                                                                         ------------                  ------------
Net sales                                                                                $ 54,154,566                  $ 48,511,232
Cost of sales                                                                              41,984,204                    36,222,813
                                                                                         ------------                  ------------
     Gross profit                                                                          12,170,362                    12,288,419
                                                                                         ------------                  ------------
Costs and expenses:
 Sales and marketing                                                                        5,155,971                     4,456,337
 Research and development                                                                   2,439,085                     1,525,977
 General and administrative                                                                 3,598,022                     3,404,907
                                                                                         ------------                  ------------
                                                                                           11,193,078                     9,387,221
                                                                                         ------------                  ------------

Operating income                                                                              977,284                     2,901,198

Interest and other expenses                                                                   988,643                       733,196
                                                                                         ------------                  ------------

Income (loss) before income taxes                                                             (11,359)                    2,168,002

Income taxes                                                                                     --                         196,983
                                                                                         ------------                  ------------

Income (loss) from continuing operations                                                      (11,359)                    1,971,019

Income (loss) from discontinued operations                                                       --                        (231,783)
                                                                                         ------------                  ------------
NET INCOME (LOSS)                                                                        $    (11,359)                 $  1,739,236
                                                                                         ============                  ============


NET INCOME PER SHARE - BASIC:

 Continuing operations                                                                   $       --                    $       0.15
 Discontinued operations                                                                                                      (0.02)
                                                                                         ------------                  ------------

                                                                                         $       --                    $       0.13
                                                                                         ============                  ============

NET INCOME PER SHARE - DILUTED

 Continuing operations                                                                   $       --                    $       0.13
 Discontinued operations                                                                                                      (0.01)
                                                                                         ------------                  ------------
                                                                                         $       --                    $       0.12
                                                                                         ============                  ============


Weighted average basic shares outstanding                                                  13,780,955                    13,135,020
  Weighted average equivalent shares                                                          816,530                     1,613,444
                                                                                         ------------                  ------------
Weighted average diluted shares outstanding                                                14,597,485                    14,748,464
                                                                                         ============                  ============


See Notes to Consolidated Financial Statements.

]\                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           (UNAUDITED)
                                                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                                              -------------------------------------
                                                                                `                 1999                     1998
                                                                                              ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                                            $    (11,359)            $  1,739,236
 Adjustments to reconcile net income to net cash
  provided by operations:
   Depreciation and amortization                                                                 1,238,684                  509,926
   Provision for bad debt                                                                           37,500                  (33,799)
   Loss on sale of equipment                                                                                                 (4,315)
   Discontinued operations                                                                                                  231,783
   Change in operating assets and liabilities, net of acquisition:
     Receivables                                                                                (3,429,251)              (6,525,598)
     Inventories                                                                                  (621,894)              (8,975,817)
     Prepaids and other assets                                                                     (84,943)                (535,245)
     Accounts payable                                                                            2,940,430                3,698,802
     Accrued expenses                                                                             (814,390)                 949,662
     Other current liabilities                                                                    (657,952)                (263,642)
     Warranty reserve                                                                              245,471                  (62,298)
     Other long-term liabilities                                                                    77,375
     Income taxes payable                                                                           (2,724)                  63,500
                                                                                              ------------             ------------
        Net cash used in operating activities                                                   (1,083,053)              (9,207,805)
                                                                                              ------------             ------------

INVESTING ACTIVITIES
  Market exclusivity fee                                                                                                   (948,350)
  Cash paid for acquisition net of cash acquired                                                                           (773,904)
  Equipment and improvement expenditures                                                        (1,313,640)                (572,336)
  Investment in discontinued operation                                                            (567,321)                 900,287
                                                                                              ------------             ------------
        Net cash used in investing activities                                                   (1,880,961)              (1,394,303)
                                                                                              ------------             ------------

FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                                                        42,416                  556,906
  Payments on capital lease obligations                                                            (47,080)                 (67,213)
  Payment of debt assumed in acquisition                                                                                 (1,205,833)
  Net borrowings under line of credit                                                            3,622,180               11,459,957
                                                                                              ------------             ------------
       Net cash used in financing activities                                                     3,617,516               10,743,817
                                                                                              ------------             ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          653,502                  141,709
CASH AND CASH EQUIVALENTS, beginning of period                                                     358,038                  445,925
                                                                                              ------------             ------------
CASH AND CASH EQUIVALENTS, end of period                                                      $  1,011,540             $    587,634
                                                                                              ============             ============


See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                             (UNAUDITED)
                                                                                                            FOR THE NINE
                                                                                                      MONTHS ENDED DECEMBER 31,
                                                                                                 -----------------------------------
                                                                                                    1999                     1998
                                                                                                 ----------               ----------
SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
  Cash paid for Interest                                                                         $  937,664               $  717,560
  Cash paid for Income Taxes                                                                     $   27,787               $  113,900

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Conversion of subordinated debt and accrued
   interest to common stock                                                                      $  236,691               $  216,666
  In connection with the acquisition,
    Liabilities assumed                                                                                                   $1,690,778
    Fair value of assets acquired, including $33,799 in cash                                                              $1,231,207
    Excess of cost over fair value of assets acquired                                                                     $1,233,475


See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PREPARATION

The consolidated financial statements include Sensory Science Corporation ("the Company") and its wholly owned subsidiary, California Audio Labs, LLC ("Cal Audio"). This information should be read in conjunction with the financial statements set forth in the Sensory Science Corporation 1999 Annual Report to Stockholders for the fiscal year ended March 31, 1999.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of December 31, 1999, the results of operations and cash flows for the quarters and nine months ended December 31, 1999 and 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to the prior financial statements to conform to the current classification.

NOTE B - ACQUISITION OF BUSINESS

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

NOTE C - DISCONTINUED OPERATIONS

In April 1999, the Company entered into a Memorandum of Understanding to sell most of the assets of the Security Products Division to the senior management of the division for cash. The Company expects to complete the sale of the assets of the Security Products Division by March 2000, but there is no assurance that it will be able to do so, or that it will recognize the full estimated value for the division's assets. Completion of the sale is subject to numerous conditions including the execution of a mutually acceptable purchase agreement, the buyer's ability to obtain sufficient financing, and the buyer's ability to negotiate various agreements with the manufactures. The Company's financial results show the operations of the Security Products Division as discontinued operations.

NOTE D - PRODUCT MANUFACTURING AND LICENSING

The Market Exclusivity Fee of $1.7 million represents the unamortized balance of a $2.3 million fee paid by the Company to Loewe Opta GmbH ("Loewe Opta") for the exclusive right to market and distribute in North America a line of digital direct view televisions specifically developed and manufactured by Loewe Opta for the Company. The Company began amortization of the fee in November 1998 on a straight-line basis over the initial term of the agreement, which ends on January 1, 2003.

Sales of the Company's Dual-Deck videocassette recorder have constituted substantially all of its revenue for the last five fiscal years. For the nine months ended December 31, 1999, the Company's largest customer represented 13% of total revenues, the Company's second largest customer represented 11% of revenues and the Company's third largest customer represented 10% of revenues. No other customer represented 10% or more of the Company's revenues. Accounts receivable from these three customers at December 31, 1999 amounted to $3.2 million.

NOTE E - DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1999 are as follows:

Current - reserves not currently deductible                         $ 1,104,000

Noncurrent:
  Differences between book & tax
   basis of property                                                $   337,000
  Operating loss carryforwards                                        4,316,000
  Tax credit carryforwards                                              189,000
  Other intangibles                                                      77,000
                                                                    -----------
Net Deferred Tax Asset                                              $ 6,023,000
Valuation Allowance                                                  (5,453,000)
                                                                    -----------
Net Deferred Asset                                                  $   570,000
                                                                    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1999 COMPARED WITH THE QUARTER ENDED DECEMBER 31,
1998:

Net sales decreased $200,000, or 1% to $20.4 million during the quarter ended December 31, 1999 from $20.6 million during the quarter ended December 31, 1998. The decrease in sales resulted from an increase in revenues from new product lines and lower pricing allowances which were offset by a decrease in Dual-Deck VCR ("DDVCR") revenues. The new product lines include the RaveMP Portable Internet Media Players, Digital Televisions and California Audio Labs digital home theater products. Dual-Deck VCR ("DDVCR") unit shipments for the quarter ended December 31, 1999 decreased by 5% compared to the same period last year due to a reduction in sales of lower-margin monaural models. Although the growth of the digital television market failed to meet industry expectations in the quarter, the Company's market share grew to 15%, which puts the Company's brand at number two in the digital direct-view market according to NPD Intellect. Sales from new product lines are expected to continue being a growing percentage of the Company's sales in future quarters.

Gross profit was approximately $4.9 million and $5.0 million for the quarters ended December 31, 1999 and December 31, 1998, respectively. Gross profit as a percentage of sales for the quarter ended December 31, 1999 was 23.9%, which was approximately the same as the same period last year. The gross profit margin of DDVCR's improved during the quarter due to a shift in sales to higher margin Hi-Fi units. Gross profit as a percentage of sales for new products was lower than the company's historical gross margin rates due to special programs and allowances necessary to initiate distribution and lower than expected revenues.

Sales and marketing expense decreased $0.4 million for the quarter ended December 31, 1999 to $1.9 million from $2.3 million for the quarter ended December 31, 1998. The decrease in sales and marketing expense was primarily due to lower retail marketing costs, principally advertising placement. As a percentage of revenue, sales and marketing expense decreased from 11.1% for the quarter ended December 31, 1998, to 9.2% for the quarter ended December 31, 1999.

Research and development expense decreased by 30% to $0.5 million for the quarter ended December 31, 1999 from $0.8 million for the quarter ended December 31, 1998. The decreased research and development cost was due to the migration of new products from the development stage to the product line. As a percentage of sales, research and development expense was 2.7% for the quarter ended December 31, 1999 compared to 3.8% for the quarter ended December 31, 1998.

General and administrative expense was $0.3 million higher for the third quarter ended December 31, 1999 compared with the same quarter in the prior year principally as a result of additional support expenses for Company initiatives. General and administrative expense increased as a percentage of revenues to 6.7% for the quarter ended December 31, 1999 from 5.4% in the same period last year.

As a result of the above, the Company recorded operating income of $1.1 million for the quarter ended December 31, 1999 as compared to operating income of $0.8 million for the quarter ended December 31, 1998. The Company recorded net interest and other expense of $0.4 million for the quarter ended December 31, 1999, which was approximately the same as the prior year.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1998

Net sales increased $5.7 million, or 11.6%, to $54.2 million during the nine months ended December 31, 1999 from $48.5 million during the nine months ended December 31, 1998. The increase in sales resulted from new product lines, principally RaveMP Portable Internet Media Players and Digital Televisions. Dual-Deck VCR unit shipments for the nine months ended December 31, 1999 increased 13% compared to the previous year. Special programs and allowances primarily associated with a DDVCR model changeovers caused DDVCR net revenues to decrease by 1.7%.

Gross profit was approximately $12.2 million in the nine months ended December 31, 1999, approximately the same as last year. Gross profit as a percentage of sales for the nine months ended December 31, 1999 decreased to 22.5% from 25.3% for the same period last year. The decrease in gross profit percentage was primarily due to discounted prices and allowances relating to the sale of older model DDVCR's.

Sales and marketing expense increased 15.7% to $5.2 million for the nine months ended December 31, 1999 from $4.5 million for the nine months ended December 31, 1998. The increase in sales and marketing expense was primarily due to increased sales commissions on higher overall sales levels, and the addition of selling and marketing expenses across all categories incurred to support the sales of the Company's new product lines. As a percentage of sales, sales and marketing expense increased to 9.5% in the nine months ended December 31, 1999, from 9.2% in the nine months ended December 31, 1998.

Research and development expense increased 160% to $2.4 million for the nine months ended December 31, 1999 from $1.5 million for the nine months ended December 31, 1998. The increased research and development cost was due to product development costs incurred to develop the Company's new product lines. As a percentage of sales, research and development expense increased to 4.5% for the nine months ended December 31, 1999 from 3.1% for the nine months ended December 31, 1998. Research and development will continue to be a focal point of the Company.

General and administrative expense increased approximately $0.2 million for the nine-month period ended December 31, 1999 compared with the prior year. General and administrative expense declined as a percentage of revenues to 6.6% for the nine months ended December 31, 1999 from 7.0% in the same period last year.

As a result of the above, the Company recorded operating income of $1.0 million for the nine months ended December 31, 1999 as compared to operating income of $2.9 million for the nine months ended December 31, 1998. The Company recorded net interest and other expense of $1.0 million for the nine months ended December 31, 1999 compared to $0.7 million in the same period of the prior year. The increase was caused by higher interest expense associated with higher borrowings in the Company's line of credit required to fund working capital.

SEASONALITY

The Company's product lines compete within the consumer electronics industry, which generally experiences seasonal peaks in sales from September through January, covering the holiday selling season. The Company expects to continue to exhibit seasonal peaks of its sales in line with industry experience.

YEAR 2000 COMPLIANCE

Prior to December 31, 1999, the Company evaluated its management information systems and the possible effect of Year 2000 hardware and software issues. The Company also communicated with its significant suppliers, financial institutions, customers, and other parties that purchase products or provide critical services or supplies to assess their respective compliance with Year 2000 issues. The Company estimates it incurred approximately $100,000 to be year 2000 compliant. Subsequent to December 31, 1999, the Company did not experience any interruptions or other material adverse affects on its business as a result of the beginning of the Year 2000. All systems are currently Year 2000 compliant and to the best of our knowledge, all major suppliers and customers as well as the financial institutions with which the Company conducts its business are Year 2000 compliant.

FUTURE RESULTS

The Company's expectations for results of operations and other forward-looking statements contained in this report on Form 10-Q, particularly statements relating to the sustainability of profitable growth and expected results from the Company's product line diversification into the digital television and audio markets, involve a number of risks and uncertainties. Among the factors that could affect future operating results are the following: business conditions and general economic conditions; changes in legislation or industry initiatives that may affect the ability of the Company to sell its products; competitive factors, such as the pricing and marketing efforts of rival companies; timing of product introductions; success of competing or future technologies; ability to negotiate reduced product manufacturing costs; the ability of contract manufacturers to meet product specifications, target pricing, and shipment schedules; and the pace and success of product research and development, particularly with the digital television and audio products; and the successful integration of California Audio Labs which was acquired by the Company effective April 1, 1998. The Company's future results may be affected by the Digital Millennium Copyright Act of 1998 which, among other requirements, requires all analog VHS format video cassette recorders sold in the United States after April 2000 to recognize anti-copying technology that uses the automatic gain control feature. Conforming to the automatic gain control copy technology would prevent consumers from using the Company's videocassette recorders sold after April 2000 from copying certain technically protected tapes. The Company intends to modify its products to comply with the requirements of this new legislation by the relevant effective dates. The Company is unable to determine what the effect of the required modification may be on future sales of its video cassette recorder products, but believes that any negative effects may be mitigated by the fact that the Company's Dual-Deck VCR offers numerous feature benefits to consumers over single-deck VCR's and by the Company's success over the last several years in significantly reducing the price premium paid by consumers for the added features of its line of Dual-Deck VCR's over single-deck VCR's.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used by operating activities was $1.1 million for the nine months ended December 31, 1999, representing an improvement of $8.1 million as compared with the nine months ended December 31, 1998. The most significant factor comprising the net cash used for the nine months ended December 31, 1999 was an increase in accounts receivable due to the timing of sales at the end of the quarter. The increase in the accounts receivable balance was partially offset by a $2.9 million increase in accounts payable, which was primarily due to the timing of payments to the company's various product suppliers.

The Company funds its cash requirements through a combination of cash flow from operations and loans under a line of credit with Congress Financial Corporation. During the fiscal year, the Company's sales seasonality generally requires incremental working capital for investment primarily in inventories and receivables. The Company's primary source of funds for the nine months ended December 31, 1999 was the line of credit. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended in October 1999. The maximum line of credit is $30.0 million, limited by a borrowing base determined by specific inventory and receivable balances. Interest is charged at prime plus 1/2%. The line is collateralized by all assets of the company. The unused and available line of credit at December 31, 1999 was approximately $5.2 million. All closing costs related to the origination and amendment of the financing agreement had been fully amortized by March 31, 1999. The Company believes that its current financial resources will be sufficient to support operations over the next twelve months.

In August 1996, the Company sold $1.5 million of convertible subordinated notes in a private placement with institutional holders. As per the terms of these instruments, the remaining $0.2 million of notes outstanding as of August 1999 were converted to common stock.

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

                              SENSORY SCIENCE CORPORATION
                                            (Registrant)



Date: February 11, 2000       By /s/ Roger B. Hackett
                                ------------------------------------------------
                                 Roger B. Hackett Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer




Date: February 11, 2000       By /s/ Thomas E. Linnen
                                ------------------------------------------------
                                 Thomas E. Linnen Executive Vice President
                                 (principal financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

     27        Financial Data Schedule