Form 10-K405
period 2000-03-31
SENSORY SCIENCE CORP
filed 2000-06-29
CIK 784721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from N/A to N/A

     Commission File No.2-331855

                           SENSORY SCIENCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                      86-0492122
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

7835 East McClain Drive, Scottsdale, Arizona             85260-1732
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

                                      None
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based upon the closing price of the stock quoted on the American Stock Exchange on June 16, 2000, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $34,105,000. See Item 5 of this Form 10-K.

The number of shares of common stock outstanding as of June 16, 2000, was 14,359,978.


Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held September 7, 2000 are incorporated by reference in Part III of this Form 10-K.

                                                        Exhibit Index at page 39

                                TABLE OF CONTENTS

PART I
    Item 1.   Business............................................................................    1
              Executive Officers of the Registrant................................................    8
    Item 2.   Properties..........................................................................    9
    Item 3.   Legal Proceedings...................................................................    9
    Item 4.   Submission of Matters to a Vote of Security Holders.................................    9

PART II

    Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters........    10
    Item 6.   Selected Financial Data.............................................................    10
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                Operations........................................................................    11
    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........................    15
    Item 8.   Financial Statements and Supplementary Data.........................................    15
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure........................................................................    15

PART III

    Item 10.  Directors and Executive Officers of the Registrant..................................    39
    Item 11.  Executive Compensation..............................................................    39
    Item 12.  Security Ownership of Certain Beneficial Owners and Management......................    39
    Item 13.  Certain Relationships and Related Transactions......................................    39

PART IV

    Item 14.  Exhibits, Financial Statement, Schedules and Reports on Form 8-K....................    39
              Signatures..........................................................................    42

THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD LOOKING STATEMENTS" WITHIN
THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO FUTURE EVENTS OR INCLUDE TERMS SUCH AS: WE "BELIEVE", "EXPECT", "INTEND", "PLAN", AND OTHER USES OF FUTURE TENSES. SEE ITEM 1, ITEM 5, AND ITEM 7. ALSO SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN PART II, ITEM 7 FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE VALIDITY OF ANY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS INCLUDE THE FOLLOWING: BUSINESS CONDITIONS AND GENERAL ECONOMIC CONDITIONS; INDUSTRY, REGULATORY, AND LEGISLATIVE INITIATIVES, INCLUDING THE DIGITAL MILLENNIUM COPYRIGHT ACT, THAT MAY AFFECT THE COMPANY'S ABILITY TO DEVELOP, MANUFACTURE, AND MARKET ITS PRODUCTS; COMPETITIVE FACTORS, SUCH AS PRICING AND MARKETING EFFORTS OF RIVAL COMPANIES; TIMING OF PRODUCT INTRODUCTIONS; SUCCESS OF COMPETING OR FUTURE TECHNOLOGIES; ABILITY OF CONTRACT MANUFACTURERS TO MEET PRODUCT PRICE AND TECHNOLOGY OBJECTIVES AND DELIVERY SCHEDULES; AND THE PACE AND SUCCESS OF PRODUCT RESEARCH AND DEVELOPMENT.

                                     PART I


The terms "Company", "we", and "our" as used in this Report on Form 10-K refer to Sensory Science Corporation and its consolidated subsidiaries unless the context indicates otherwise.

ITEM 1.       BUSINESS

OVERVIEW

Sensory Science Corporation designs, develops, and markets consumer electronic products. We believe we are the only company which offers video cassette player/recorders ("VCR's") with two decks built into one unit, which we call the Dual-Deck(TM) VCR, in North America. We have several patents covering our Dual-Deck technology which uses hardware circuitry and software we designed to perform duplicating, dual recording, editing, and video view switching functions not available from regular VCR's. Until last year, the Dual-Deck VCR has constituted substantially all of our revenues since the Company was founded. We expanded our product line into home and business video security and surveillance products ("Security Products") in 1995 and further expanded our product line into home theater audio, video, and television products in 1998. In March 1999, we decided to exit the video security and surveillance business to focus exclusively within the consumer electronics market. The legal transfer of Security Products occurred during May 2000, yet the sale could not be recognized as a divesture for accounting purposes at that time because we have continued involvement through a guaranty of debt for up to one year and management authority over the purchasing company through a seat on its Board of Directors. In addition to the Dual-Deck VCR, our current products include digital televisions, digital versatile disk (DVD) players, Internet audio (MP3) players and CD players. We introduced the first in a line of Internet audio (MP3) players in July 1999 and several new home theater products including a surround sound processor, a video switcher, and a high-powered five-channel amplifier in November 1999. We describe these products in more detail below.

Sensory Science Corporation was incorporated in 1984 in Arizona as Go-Video, Inc. We completed our initial public offering in 1986 and reincorporated in Delaware in 1987. In March 1999, we changed our name from Go-Video, Inc. to Sensory Science Corporation.

We typically design and develop our products and then arrange for their manufacture by independent manufacturers. As our products are manufactured, they are shipped to our warehouse facilities and then marketed and distributed to our customers. Our customers include consumer electronic retailers, general retailers who sell substantial amounts of consumer electronics, Internet retailers, catalogs, distributors, custom installers, and specialty retailers such as home shopping channels. We have also initiated the direct sale of our refurbished and discontinued products, as well as selected new products, through a company developed web site. We conduct our sales and marketing activities through our Consumer Electronics and Home Theater departments.

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

We intend to achieve our objectives by pursuing the following business strategy:

     - Reducing the manufacturing and selling costs of our core Dual-Deck VCR product line to increase consumer demand and distribution; and

     - Developing and marketing new high growth and/or high margin audio, video, and Internet digital products for the consumer electronics market that leverage and build upon our product development, marketing, sales, and distribution experience.

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

In April 1999, we entered into a Memorandum of Understanding to sell most of the assets of Security Products to the senior management for cash. We completed a legal transfer of the assets of Security Products during May 2000. However, we have continued involvement with the senior management of the new company due to our guaranty of the acquiror's debt for up to one year and a position on the Board of Directors of the new company. Therefore, the sale was not recorded as a divestiture for accounting purposes.

Our financial results have been restated to show the operations of Security Products as a discontinued operation, and we recognized an estimated loss on the sale in the quarter ended March 31, 1999. This estimated loss was consistent with the actual loss.


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

Sales of consumer electronic products in the United States have become increasingly consolidated into large national and regional consumer electronics chains, warehouse clubs, and mass merchants, all of which exercise considerable purchasing power. Independent and smaller regional retailers have, in many cases, abandoned lower and mid-priced consumer electronic product categories to concentrate on premium consumer electronic products, such as high performance home theater systems, specialized audio components and speakers, and custom installations of home entertainment systems.

Because of industry consolidation, there are substantial hurdles for bringing new products to the consumer electronic marketplace, particularly if the company offering the product is not already distributing other consumer electronic products. Consumer electronic retailers have considerable negotiating power and generally require that suppliers have sufficient financial, operational, and marketing wherewithal to provide a high level of support for product lines carried by that retailer.


PRINCIPAL PRODUCTS

We develop, market and distribute products that are primarily used by consumers for home entertainment, although some products like our Dual-Deck VCR also have industrial and institutional customers. The table below shows the product mix for our sales over the last three fiscal years:


PRODUCT SALES

                                  FY 2000                      FY 1999                      FY 1998
                                  -------                      -------                      -------
($ THOUSANDS)              $             %              $             %              $             %
-------------              -------       -------        -------       -------        -------       -------
Dual-Deck VCR's            $58,662            81%       $59,528            94%       $47,144           100%
New Digital Products        13,487            19%         4,023             6%
                           -------       -------        -------       -------        -------       -------
Total                      $72,149           100%       $63,551           100%       $47,144           100%
                           =======       =======        =======       =======        =======       =======


DUAL-DECK VCR'S: The principal consumer electronic product offered by our company has been the Dual-Deck VCR. We offer several models of Dual-Deck
VCR's that vary from one another by features and configuration (the two VCR decks are either side-by-side or stacked on one another). The market for VCR's has continued to grow, with increasing unit shipments offsetting lower average selling prices. Our Dual-Deck VCR strategy is designed to capture an increasing share of the worldwide VCR market. The majority of sales of VCR's consists of replacement, upgrade, and second-unit purchases. We believe that our principal North American competition is currently from top-end single-deck VCR's offering a variety of features and price points, most of which are less expensive than Dual-Deck VCR's.

We have designed and marketed the Dual-Deck VCR for use as a full-featured videocassette recorder. Our marketing literature and owner manuals caution consumers that the Dual-Deck VCR should not be used in a manner which infringes on the rights of owners of copyrighted material. However, we cannot predict the likelihood that distribution of current or future Dual-Deck VCR models will be challenged. All VCR's, including the Dual-Deck VCR, are affected by Federal legislation that was passed in October 1998 commonly referred to as The Digital Millennium Copyright Act. One of the effects of this new law required us to modify the operations of Dual-Deck VCR's sold after April 2000 so that our VCR's recognize a type of anticopying signal and prevent consumers from making a usable copy of videotapes encoded with that type of anticopying signal. We modified Dual-Deck VCR models manufactured after May 1999 so that if they were purchased before April 2000 they continued to operate as originally designed for the lifetime of the VCR, but if they were purchased after April 2000 they recognize and respond to the anticopying signal. We are unable to determine what the effect of the required modification may be on future sales of our Dual-Deck VCR's, but believe that negative effects may be mitigated by a combination of the numerous other feature benefits to consumers of Dual-Deck VCR's over single-deck VCR's and by our success in recent years of reducing the price premium paid by consumers for our line of Dual-Deck
VCR's over single-deck VCR's.

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

One of our principal manufacturers, Samsung Electronics Co., Ltd. ("Samsung"), has the right to manufacture and sell Dual-Deck VCR's worldwide using our technology in exchange for royalty payments. This agreement, which we signed in 1989, allows Samsung to compete with us. While Samsung has never exercised its license rights and has not communicated to us an intention to do so, we believe that if Samsung were to exercise its license rights, our revenues and profitability could be affected in a materially adverse manner. We have also licensed Samsung and Goldstar USA, Inc. ("Goldstar") the worldwide, nonexclusive right to manufacture and sell 8mm-to-VHS format Dual-Deck VCR's (see "LICENSING"). To our knowledge, neither company is currently selling 8mm/VHS Dual-Deck VCR's.

During April 2000, we announced that we have entered into an agreement with Victor Company of Japan, Ltd. ("JVC") to license selected patents to JVC for digital Dual-Deck(TM) VCR's, and to collaborate on the development and marketing of a range of digital VCR products for the North American market. The agreement paves the way for JVC to introduce a Dual-Deck VCR combining Mini-DV and Super VHS technologies to create a Dual-Deck VCR ideally suited to the editing, dubbing and recording needs of the growing digital TV market. As part of the arrangement between the two companies, we will introduce our own version of the product later this year, manufactured by JVC.

During March 2000, we announced the introduction of the Go-Video Professional Duplication System, providing video duplicators with superior features and picture-perfect copies using the Company's Go-Video Dual-Deck(TM) VCR's and proprietary Go-Port(TM) serial interface. Designed for small groups, institutions and government agencies that need to produce moderate numbers of copies of VHS tapes such as churches, schools, law offices, police departments and others, the Go-Video PDS provides an easy-to-use, low cost alternative to outside tape duplication services and competing commercial systems.

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

DIGITAL TELEVISIONS: In 1997, we entered into a development, marketing, and distribution agreement with Loewe Opta GmbH ("Loewe"), a German manufacturer of digital televisions. Under the agreement, we jointly designed a line of high-performance, digital direct view televisions for sale in North America under the Loewe brand name. These televisions incorporate advanced digital technology that converts analog television signals into a digitally-enhanced picture. The televisions also accept a VGA digital input and show it in the set's native 760 by 480 line progressive scan format. Each of the five models currently offered feature an attractive industrial design and an intuitive owner's operating system. We introduced four of the models in November 1998 and the fifth model was introduced in March 1999. The five models range in screen size from 30" to 36" in the 4:3 and wide-screen 16:9 formats and come in different cabinet finishes and colors.

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

We anticipate that all major television manufacturers will offer digital televisions with a wide array of features and price points. Most of these manufacturers have numerous competitive advantages, including greater access to capital and better brand awareness. In addition, we are currently dependent largely on engineering and other technological support from Loewe for development and expansion of our line of televisions.

DIGITAL AUDIO AND VIDEO PRODUCTS: In April 1998, we purchased California Audio Labs LLC ("Cal Audio"). Cal Audio designs and develops high-performance audio, video, and projection television products. Our acquisition of Cal Audio added DVD players, CD players, digital-to-analog converters, and front projection television products to our home theater product line, with a five-channel amplifier and digital surround sound processor introduced in November 1999.

We believe that there is substantial market demand for higher-performance, higher-margined products which is not being adequately addressed by current industry participants and that the high-performance market segment offers us substantial future profit opportunities. Furthermore, consumer-buying patterns have been shifting in recent years such that many consumers are increasingly demanding complete home theater solutions (purchasing all or most of the components from a single manufacturer to ensure the highest levels of compatibility, ease of use, and consistent appearance). As a result, we believe there is substantial marketing and financial benefit to offering a complete and integrated line of products within the consumer electronics segments that we compete. For that reason, we have pursued both internal development and external relationship sources for television, audio and video products as a part of our home theater strategy.

We expect to commit substantial resources and management attention to the further expansion and integration of our home theater product line including our Loewe digital television and Cal Audio products.

INTERNET PRODUCTS: We introduced a line of Internet audio players, more commonly known as MP3 players, during the second half of 1999 and added new models with enhanced features early in calendar year 2000. These players can store computer files downloaded from a personal computer and can store and playback music files compressed using the MP3 format. We sell our Internet audio players through many of the same retail stores as our Dual-Deck VCR's under the RaveMP brand and market our products to several Internet retailers such as 800.com and Mercata.com, which sophisticated consumers frequent. The competition for the Internet audio player customer is very strong with respect to price and feature content with product offerings from Diamond Rio, RCA LYRA and Audiovox competing with our RaveMP brand. Several of our competitors have numerous competitive advantages, including greater access to capital and better brand awareness.


LICENSING

We entered into a License Agreement with Samsung in February 1989 under which we granted Samsung the use of our patented and proprietary technology to: (i) on an exclusive basis, manufacture and distribute Dual-Deck VCR's in the Republic of Korea; (ii) manufacture Dual-Deck VCR's for us; (iii) on a non-exclusive basis, manufacture and distribute Dual-Deck VCR's in all markets except the United States and its territories; and (iv) on a non-exclusive basis, manufacture and distribute Dual-Deck VCR's in the United States and its territories under Samsung's own trademark and trade names. Samsung is required to pay us a royalty for sales of Dual-Deck VCR's by Samsung to any party other than us. To date, we have not received royalty payments under the Agreement and we are not aware of any sales by Samsung that entitle us to royalties. The License Agreement requires that we offer improvements in our Dual-Deck technology without additional fees or royalty to Samsung throughout the life of the License Agreement. The License Agreement will expire in October 2004 unless Samsung terminates it earlier.

We also have a Manufacturing Agreement with Samsung that is automatically renewed in one-year increments unless either company gives at least six months' notice of cancellation. The Manufacturing Agreement currently extends until at least February 28, 2001 (see "PRODUCT DEVELOPMENT AND MANUFACTURING").

In March 2000, in an attempt to maximize the Dual-Deck(TM) VCR category in a manner that is complementary to its existing business and distribution channels, we announced an agreement with THOMSON multimedia, which will enable Thomson to market and distribute RCA-branded monaural Dual-Deck VCR's in North America. In return, we will receive a royalty for each monaural unit sold. We believe that the introduction of these new units with the RCA brand will enhance the Dual-Deck(TM) VCR category and create increased demand for the hi-fidelity segment of the market which is our marketing direction.

In 1994, we licensed Goldstar on a non-exclusive, non-assignable, non-transferable basis, to manufacture and distribute worldwide 8mm-to-VHS
VCR's. We received payment for the license in July 1994 as a one-time fee. Our license with Goldstar expires when the last patent covering the 8mm-to-VHS
VCR held by us expires. In April 1996, we licensed Samsung to manufacture and sell the 8mm-to-VHS format Dual-Deck VCR's. We received payment for the license in April 1996 as a one-time fee.


SALES AND MARKETING

We conduct our sales and marketing activities through our Consumer Electronics and Home Theater departments. Consumer Electronics actual and target customer base includes major national consumer electronic retailers, catalogs, warehouse clubs, home shopping channels, and mass merchants. Products are primarily sold under the Go-Video brand and, new for fiscal 2000, the RaveMP brand for our new line of Internet audio (MP3) players. Home Theater, which performs sales and marketing activities for Loewe televisions and Cal Audio product lines, is pursuing distribution through regional and national audio/video specialty retailers and custom home theater installers. In most cases we sell our product lines with the support of independent sales representatives that represent specific product categories and geographic territories throughout North America and who also represent other consumer electronic companies.

Consumer Electronics sells products to over two hundred accounts in North America, including some of the better-known retailers, catalogs, and warehouse clubs such as Circuit City, Sam's Club, QVC, Costco Warehouse, Damark, Sears, The Good Guys, Nobody Beats The Wiz, Montgomery Wards, Rex Stores, and Fry's Electronics. Our marketing methods include attendance at trade shows, trade publication advertising, television, baseball advertising, radio, and print advertising, sales promotion and other sales support programs, and publicity.

Home theater products include televisions with screen sizes over 27" that are combined with audio and video components and multiple speakers designed to replicate the movie theater experience in a consumer's home. Home theater products are differentiated by wide variations in price, performance, design, user interface, technology, and marketing and distribution strategy. The home theater market is served by large, multinational consumer electronic manufacturers as well as smaller companies that compete mostly in the higher-priced, specialist audio/video segment. Home Theater sells its products to specialist audio/video retailers and custom installers who primarily service consumers with more demanding performance requirements.

We compete in the consumer electronics industry, which experiences seasonal buying patterns with a majority of sales occurring between September and January. Our product line is subject to the same seasonality. We usually experience seasonal peaks in our sales during our third fiscal quarter that covers the months of October, November, and December.

Our terms of sale vary according to the quantity and price of units purchased and the creditworthiness of the customer, but generally do not exceed thirty days. Warranty terms vary according to the product offered. The most extensive warranties offered are three months labor and one year parts for VCR's and Internet audio products, two year parts and labor on television products, and one to two years on parts and labor for Cal Audio products. We have service agreements for our products with independent service centers located throughout the United States, and we provide service work at our Scottsdale, Arizona and Blue Lake, California locations. We believe we have established adequate reserves for our future warranty claims.

SIGNIFICANT CUSTOMERS

The following table shows the customers who represented at least 10% of our annual sales in each of the last three fiscal years:

       CUSTOMER            FISCAL 2000     FISCAL 1999       FISCAL 1998
       --------            -----------     -----------       -----------
     Sam's Club                13%               18%             28%
     Circuit City              12%               12%             13%
     QVC                       11%               10%              1%

Although our significant customers fluctuate over time, the loss of a significant customer would have a materially adverse effect on our operating results.


BACKLOG ORDERS

Our practice is to maintain sufficient inventories to fill orders promptly and not carry a backlog of orders. Thus, we did not have a material level of backlog at March 31, 2000 or March 31, 1999.


PRODUCT DEVELOPMENT AND MANUFACTURING

Our product development activities consist of hardware, firmware, and software design and engineering as well as co development and engineering of products with manufacturers and technology partners. We have focused our research and product development on the development of lower-cost Dual-Deck VCR's, a line of digital direct view televisions, Internet audio devices, home theater audio products, and evaluation of potential new products, acquisitions, or joint ventures.

Independent companies manufacture most of our products. Our Dual-Deck VCR's are manufactured by two independent manufacturers: Samsung and Shintom Co., Ltd. ("Shintom"). We signed a Manufacturing Agreement with Samsung in February 1989. The agreement provides that Samsung will manufacture Dual-Deck VCR's to our specifications in conformity to the highest standards of quality maintained by Samsung in the manufacturing of VCR's. Samsung performs quality control and assurance at the manufacturing facility in Korea and we verify product quality by sample testing upon the product's arrival in the United States. We generally place purchase orders two months before production based on our sales forecasts and inventory levels. The agreement with Samsung establishes statistical defect tolerances and provides that the costs of quality defects above the level of standards is to be borne by Samsung. We purchase products from Samsung F.O.B. Korea on open account with payments due thirty to sixty days after the product has been shipped. The Manufacturing Agreement is automatically renewed for one-year periods unless either Samsung or we provide at least six-months advance notice in writing. The Manufacturing Agreement currently extends until at least February 28, 2001.

We entered into a Dual-Deck VCR Manufacturing Agreement in January 1996 with Shintom. The agreement provides that Shintom will manufacture Dual-Deck VCR's to our specifications in conformity to the highest standards of quality maintained by Shintom in the manufacturing of VCR's. Shintom performs quality control and assurance at its manufacturing facility in Indonesia and we verify product quality by sample testing upon the product's arrival in the United States. We generally place purchase orders three months before production based on our sales forecasts and inventory levels. The agreement with Shintom establishes statistical defect tolerances and provides that the costs of quality defects above the level of standards is to be borne by Shintom. We purchase products from Shintom F.O.B. Singapore on open account with payment due thirty days after the product is shipped. The agreement is automatically renewed for one-year periods unless Shintom or we provide at least twelve-months advance notice, and currently extends to January 2001.

We use two manufacturers for our line of digital televisions: Loewe and Five Rivers Electronic Innovations, LLC ("Five Rivers"). We signed a Development, Marketing and Distribution Agreement with Loewe, which was effective January 1998. The agreement provides that Loewe will manufacture televisions to our specifications in conformity to the highest standards of quality maintained by Loewe in the manufacturing of televisions. Loewe performs quality control and assurance at its manufacturing facility in Germany and we verify product quality by sample testing upon the product's arrival in the United States. We generally place purchase orders three months before production based on our sales forecasts and inventory levels. The agreement with Loewe establishes statistical defect tolerances and provides that the costs of quality defects above the level of standards is to be borne by Loewe. We purchase products from Loewe F.O.B. Germany using commercial letters of credit opened approximately thirty days before shipment or by wire transfers at time of shipment. Payment by letter of credit for the product is by acceptance due twenty days after the ship date. The initial term of this agreement is five years to January 2003 and will be automatically renewed for an additional five-year period unless Loewe or we provide notice by January 2001 that the agreement should not be renewed. The agreement also has early termination provisions for both companies, including Loewe's ability to terminate the agreement if we fail to purchase certain minimum numbers of televisions in each year of the agreement.

We entered into a television manufacturing agreement in December 1997 with Five Rivers. The agreement provides that Five Rivers will assemble televisions to our specifications in conformity to the highest standards of quality maintained by Five Rivers in the manufacturing of televisions. Quality control and assurance is performed by Five Rivers at its manufacturing facility in Tennessee and we verify product quality by sample testing products that are shipped to our warehouse facility in Scottsdale. We generally place purchase orders three months before production based on our sales forecasts and inventory levels. The agreement with Five Rivers establishes statistical defect tolerances and provides that the costs of quality defects above the level of standards is to be borne by Five Rivers. We purchase products from Five Rivers on open account with payment due thirty days after the product was shipped. The initial term of this manufacturing agreement is three years and is automatically renewed for one-year periods unless Five Rivers or we provide at least twelve-months advance notice. The manufacturing agreement currently extends to December 2000.

We use other independent manufacturers for other products under similar terms to those in place with the manufacturers described above.


PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

In August 1988, we obtained United States Patent No. 4,768,110 entitled "Videocassette Recorder(s) Having Dual Decks For Selective Simultaneous Functions". We have filed additional U.S. and foreign patent applications for enhancements related to the Dual-Deck VCR since 1988. In general terms, our patents cover a videocassette recorder system that has two decks contained in one housing and has switching combinations that permit simultaneous and/or auxiliary functions to occur, such as allowing one deck to record while the other plays. In July 1992, we obtained U.S. Patent No. 5,124,807, entitled "Dual Deck Videocassette Recorder System", featuring the further enhanced ability of a Dual-Deck VCR system to duplicate high quality videocassette tapes with good fidelity and avoidance of copy degradation.

During fiscal 1993, we were issued four new U.S. patents. The first patent issued, No. 5,194,963, relates to a unique circuit that results in high-quality duplication of a videocassette tape for in-home use. The registered trademark "AmeriChrome" identifies this circuit. A second patent, No. 5,216,552, relates to a unique Dual-Deck VCR video switching system with or without a built-in tuner. The third patent, No. 5,216,499, relates to a Cable Select Box Supplemental Splitter, identified by the trademark "Cable Ready Plus". The fourth patent, No. 5,189,691, relates to a Dual-Deck VCR that includes answering machine logic that allows the VCR to be used to answer a video telephone system.

During fiscal 1994, we were issued three new U.S. patents. The first patent issued, No. 5,307,193, relates to a method of control over an infrared controlled device such as a TV, VCR, or stereo without the use of an infrared emitter. This method of control uses voltage-induced energy for direct control of a device with or without a line-of-sight. A second patent, No. 5,177,618, relates to additional AmeriChrome circuitry and identification and hardware control in the presence of certain anti-copy encoding on a videocassette. A third patent, No. 5,249,087, relates to a rotating scanning device for use with magnetic storage media. Other U.S. and foreign patent applications are currently pending. There is no assurance that any additional patents will be granted to the Company or that the Company's patents will provide meaningful protection from competition. We intend to vigorously enforce our proprietary technology rights.

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

YEAR 2000 COMPLIANCE

Before December 31, 1999, we evaluated our management information systems and the possible effect of Year 2000 hardware and software issues. We also communicated with our significant suppliers, financial institutions, customers, and other parties that purchase products or provide critical services or supplies to assess their respective compliance with Year 2000 issues. We estimated that we incurred expenses of approximately $100,000 to be Year 2000 compliant. Subsequent to December 31, 1999, we did not experience any interruptions or other material adverse affects on our business because of the beginning of the Year 2000. All systems are currently Year 2000 compliant and to the best of our knowledge, all major suppliers and customers as well as the financial institutions with which we conduct our business are Year 2000 compliant.


EMPLOYEES

As of March 31, 2000, we had 97 full-time employees. Our employees are not represented by labor unions and we consider our relations with our employees to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are:

            NAME         AGE                                 POSITIONS
            ----         ---                                 ---------
Roger B. Hackett         49     Chief Executive Officer, President, and Chief Operating Officer

Edward J. Brachocki      44     Senior Vice President, Corporate Development

Thomas E. Linnen         54     Executive Vice President, Corporate Planning and Chief Financial
                                  Officer, Secretary and Treasurer

Ralph F. Palaia          50     Senior Vice President, Marketing and Sales

Steven G.T. Maine        58     Senior Vice President and Chief Technology Officer

ROGER B. HACKETT was first elected to our Board of Directors in December 1992 and joined Sensory Science as our President and Chief Operating Officer in January 1993. In March 1994, Mr. Hackett was elected our Chief Executive Officer and Chairman of the Board. Before joining Sensory Science, Mr. Hackett served as an executive officer of Serving Software Inc., a Minneapolis, Minnesota-based provider of computer software used in the health care industry. He also served as a director of Serving Software from January 1993 until September 1994 when Serving Software was acquired by HBO & Co. Mr. Hackett received a Bachelor of Science Degree in Business Administration from Ohio State University.

EDWARD J. BRACHOCKI joined us in February 1993 as Vice President, Marketing, and was named Vice President, Corporate Development, in August 1994 and Senior Vice President, Corporate Development in October 1998. From July 1992 until joining us, Mr. Brachocki was a Senior Associate for MTA/EMCI, a Washington, D.C.- based consulting firm for the telecommunications and cable television industries, where he advised clients on marketing issues for technology-based consumer products. Mr. Brachocki received a Bachelor of Science Degree in Psychology from Fairfield University in Connecticut.

THOMAS E. LINNEN was first elected to our Board of Directors in 1993 and joined Sensory Science as Executive Vice President Corporate Planning and Chief Financial Officer, Secretary and Treasurer in June 1999. Before joining us, Mr. Linnen was the Senior Vice President, Corporate Development & Strategic Planning at Hypercom Corporation from 1996 to 1999. Hypercom develops and sells point-of-sale payment systems and as CFO Mr. Linnen led their IPO in November of 1997. For the nine years before joining Hypercom, Mr. Linnen served as Vice President Finance, Secretary & Treasurer for Continental Circuits Corp., a circuit board manufacturer. Mr. Linnen earned a Bachelor of Business Administration Degree with a major in accounting at the University of Wisconsin at Madison.

RALPH F. PALAIA has served as our Senior Vice President of Marketing and Sales since December 1997. He also served on our Board of Directors from December 1994 until he joined the Company. Before joining Sensory Science, Mr. Palaia was co-owner of Innovative Marketing Group, a marketing and distribution firm founded in April 1994, which performed marketing-related consultation and services for consumer electronics and other related product clients. From February 1991 to April 1994, Mr. Palaia held several sales and marketing executive positions for Philips Consumer Electronics, a leading international consumer electronics company, most recently as Senior Vice President of Marketing and Sales for North America. He received a Bachelor of Arts Degree in Economics from Duke University.

STEPHEN G.T. MAINE joined us in April 1998 as Senior Vice President and Chief Technology Officer. Before joining us, Mr. Maine was Senior Director of New Business Development for Broadcom Corporation, where he was responsible for identifying new product opportunities for high-performance mixed-signal VLSI products and technology for the broadband communications and networking markets. Before joining Broadcom in August 1997, Mr. Maine was employed by General Instruments from 1974 to July 1997 in a variety of positions, most recently as Vice President of Business Development for Satellite & Data Networks. Mr. Maine graduated from the University of Aston with a Bachelor of Science degree in Electrical Engineering and the Birmingham College of Advanced Technology with a Diploma in Technology (MSEE equivalent.) He holds numerous patents and has published several articles on integrated circuit computer architectures. He was one of thirty people selected by Electrical Engineering Times as a major contributor to the Integrated Circuit Industry.


ITEM 2.       PROPERTIES

We lease a 33,000 square foot corporate office and warehouse facility in Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and expires in January 2003, with one three-year extension at our option. In November 1999, we entered into a five-year lease for 13,000 square feet of additional office and warehouse storage space in the building next door to the existing corporate office. The lease will expire in October 2004. When renovations are complete, this additional space will support the current and planned business needs of our Research and Development department. We also lease a 7,800 square foot engineering and manufacturing facility in Blue Lake, California, which is fully utilized and in good condition. The lease began in June 1997 and expires in May 2002.


ITEM 3.       LEGAL PROCEEDINGS

None


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to be voted on by our stockholders voted upon no matters during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock trades on the American Stock Exchange under the symbol "VCR". The following table shows the high and low sales prices for the common stock during the period from April 1, 1998 through March 31, 2000, as reported to us by the American Stock Exchange. These prices do not include commissions or other adjustments to the selling price.

                               FISCAL YEAR ENDED MARCH 31, 2000              FISCAL YEAR ENDED MARCH 31, 1999
                               --------------------------------              --------------------------------
                                 HIGH                    LOW                   HIGH                    LOW
                                 ----                    ---                   ----                    ---
First Quarter                   $3.7500                $2.0000                $3.5625                $2.3125

Second Quarter                  $3.8750                $2.1250                $4.6875                $2.5625

Third Quarter                   $2.2500                $1.5000                $3.5000                $2.6250

Fourth Quarter                  $4.2500                $1.7500                $4.0000                $2.1250

We had approximately 7,000 beneficial shareholders of our common stock, including approximately 2,716 stockholders of record (certificate holders registered directly rather than on account at various brokerages or trustees) as of March 31, 2000.

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

STATEMENT OF OPERATIONS

                                   2000           1999            1998            1997            1996
                                   ----           ----            ----            ----            ----
Sales                           $72,148,564    $63,550,812     $47,143,973     $39,024,306     $33,964,836

Net (loss) income from
  continuing operations            (566,167)     1,664,368       3,379,631       2,411,509      (2,465,003)

Net (loss) from
  discontinued operations                 -       (583,602)       (296,281)       (527,178)       (406,167)

Net (loss) income from
  continuing operations per
  share-basic                         (0.04)          0.13            0.28            0.21           (0.22)

Net (loss) from
  discontinued operations
  per share-basic                         -          (0.05)          (0.03)          (0.04)          (0.04)


Weighted average shares          13,865,758     13,227,493      12,248,724      11,407,553      11,304,261

BALANCE SHEET

                                         2000           1999            1998            1997            1996
                                         ----           ----            ----            ----            ----
     Current assets                  $30,049,033    $25,225,608     $15,809,699     $12,503,287      $9,783,600

     Current liabilities              21,743,333     16,578,912       6,684,399       5,361,277       6,236,720

     Long-term assets (net)            5,875,624      5,404,421       2,850,572       1,252,444       1,414,386

     Long-term liabilities               386,713        634,152         868,658       1,268,131         283,405

     Total assets                     35,924,657     30,630,029      18,660,271      13,755,731      11,197,986

     Total liabilities                22,130,046     17,213,064       7,553,057       6,629,408       6,520,125

     Stockholders' equity             13,794,611     13,416,965      11,107,214       7,126,323       4,677,861


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Sensory Science was incorporated in May 1984 and was engaged in development-stage activities until the fiscal year ended July 31, 1990, when we began our primary operations of developing, marketing and distributing consumer electronic products. We experienced substantial losses from our formation through the fiscal year ended July 31, 1992. We changed our fiscal year end to March 31 beginning with the eight-month transition period ended March 31, 1995.

Since 1996, we have been able to reduce the manufacturing costs of our primary product, the Dual-Deck VCR, which in turn has led to reductions in the retail price and corresponding increases in consumer demand. In April 1995, we acquired the predecessor to our Security Products business. In March 1999, we decided to exit the video security products business to focus our efforts on development and marketing of digital consumer electronic products. The legal transfer of the video security products business was completed in May 2000. However, the sale could not be recognized as a divesture for accounting purposes at that time because we have continued involvement with the senior management of the new company due to our guaranty of the acquiror's debt for up to one year and a position on the Board of Directors of the new company. Beginning in the fiscal year ended March 31, 1999, we added two major new product lines: digital televisions and digital audio/video home theater products and in the fiscal year ended March 31, 2000 we added a line of Internet audio products.

RESULTS OF OPERATIONS

The following table shows the percentage of total revenues represented by the key items that make up our statements of operations:

                                                            YEAR ENDED MARCH 31,
                                                            --------------------
                                                     2000            1999           1998
                                                     ----            ----           ----
Revenues:

Dual-Deck VCR's                                      81.3%           93.7%         100.0%

New Digital Products                                 18.7%            6.3%           0.0%
                                                     -----            ----           ----
Net sales                                           100.0%          100.0%         100.0%

Gross profit                                         23.9%           24.5%          24.9%

Sales and marketing expense                          11.1%            9.7%           8.9%

Research and development expense                      4.0%            3.6%           1.9%

General and administrative expense                    7.7%            6.9%           6.5%

Total operating expenses                             22.8%           20.1%          17.4%

Operating income                                      1.1%            4.4%           7.5%

Other expenses                                        1.9%            1.6%           1.2%

Pre-tax (loss) income                                (0.8)%           2.8%           6.3%

Net (loss) income from continuing operations         (0.8)%           2.6%           7.2%

(Loss) from discontinued operations                   0.0%           (0.9)%         (0.6)%

Net (loss) income                                    (0.8)%           1.7%           6.5%

FISCAL 2000 COMPARED TO FISCAL 1999


Net sales increased by 14% to $72.1 million for the fiscal year ended March 31, 2000 ("fiscal 2000") from $63.6 million during the fiscal year ended March 31, 1999 ("fiscal 1999"). The increase in net sales was due to the combination of a decline in revenues of Dual-Deck VCR's ("DDVCR") being offset by increases in digital televisions, the new line of Internet audio players, and to a lesser extent, an increase in digital audio and video players. The decrease in revenues of DDVCR's was due to a 13% increase in units sold being offset by a decline in the average selling price per unit from fiscal 1999 levels. The significant increase in volume is due to continued sell through in mass merchandisers, shopping channels and club stores as a result of lower retail sales prices. Net sales of the digital televisions increased by approximately 300% during fiscal 2000 from prior year introductory levels due to the acceptance of digital television products in additional retail outlets during fiscal 2000. In addition, the average selling price of digital television and component sales during fiscal 2000 was approximately the same as fiscal 1999. It is anticipated that the average selling prices of digital televisions will decline in future periods and volumes will increase in a corresponding manner. During fiscal 2000, we added a new line of Internet audio players. The sales of Internet audio players contributed to our total net sales for fiscal year 2000. We anticipate an increase in the sales of these products during the new year due to line extensions with enhanced features and we expect average sales prices to be about the same. Combined net revenue from digital audio and video products was up slightly from fiscal 1999 levels principally because of a new line of digital video products introduced during fiscal 2000. The revenues from digital audio products were lower than expected during fiscal 2000 as the transition to a new product line was delayed longer than expected which left demand for product offerings unfulfilled. These issues have been resolved and we expect that revenues from the new line of digital audio products, bearing the California Audio Labs name, will contribute higher revenues in the new year. We also expect a new line of digital video products using the Dual-Deck technology is expected to contribute to net sales in the new year.


Gross profit was $17.2 million for fiscal 2000 compared to $15.6 million in the prior year, representing an approximate 11% increase over prior year levels. The increase in gross profit dollars was due to higher sales in fiscal 2000 compared to fiscal 1999. Gross profit as a percentage of net sales for fiscal 2000 decreased slightly from fiscal 1999 levels to 23.9% compared to 24.5% in fiscal 1999 primarily as a result of a decrease in the average selling price of DDVCR's. The majority of this decline in average selling price was offset by a 17.0% decline in average manufacturing cost per unit. We anticipate that average selling prices will continue to decline in fiscal 2001 and will be offset in part by a decline in purchased manufacturing costs that will yield a gross margin below fiscal 2000 levels. The gross margin anticipated in fiscal 2001 will be dependent upon our ability to realize planned reductions in purchased manufacturing costs and improvement in the mix of products, particularly in the high-fidelity line.

Sales and marketing expenses increased 30% to $8.0 million for fiscal 2000 compared to $6.1 million for fiscal 1999. As a percentage of net sales, sales and marketing expenses increased from 9.7% to 11.1% over the same period. The increase in sales and marketing expense for fiscal 2000 was primarily due to higher sales levels and a corresponding increase in product promotional activities and sales commissions in support of our existing and new product initiatives, particularly digital video products. We anticipate that sales and marketing expenses in fiscal 2001 will decline as a percentage of sales compared to fiscal 2000.


Research and development expenses increased by 28% to $2.9 million for fiscal 2000 from $2.3 million for fiscal 1999. The increase in research and development expenses was due to the continuing investment in engineering and product management personnel in support of products added during fiscal 2000 and line extension anticipated to be added during fiscal 2001. As a percentage of sales, research and development expenses increased from 3.6% to 4.0%. We expect that our growth strategy to develop and market innovative consumer electronic products will continue to require increased research and development expenditures in fiscal 2001 and beyond.


General and administrative expenses increased by 27% to $5.6 million for fiscal 2000 from $4.4 million for fiscal 1999. The expenses for fiscal 2000 include a $0.3 million write-off of a receivable from a Canadian customer who declared bankruptcy subsequent to the end of fiscal 2000. The increase in general and administrative expenses, exclusive of the receivable write-off, was primarily due to higher expenses related to increased investments in information systems personnel, hardware and expenses related to the overall increase in the number of employees. As a percentage of net sales, general and administrative expenses increased to 7.7% for fiscal 2000 from 6.9% for fiscal 1999. While we anticipate that general and administrative expenses will increase slightly in fiscal 2001 in dollar amount, we also anticipate that general and administrative expenses will decrease as a percentage of sales over the same period.

Because of the above, we recorded operating income of $0.8 million for fiscal 2000 compared with operating income of $2.8 million for fiscal 1999. We recorded interest and other expenses of $1.3 million for fiscal 2000 compared with interest and other expenses of $1.0 million for fiscal 1999. This was due to increased interest expense resulting from an increase in the average daily loan outstanding. The average daily loan outstanding during fiscal 2000 was $14.2 million compared to $10.7 million in the prior year. The average interest rate in fiscal 2000 was 8.73%, approximately the same as the 8.65% rate for the prior year.

We reported a loss from continuing operations of $0.6 million for fiscal 2000, down $2.3 million from income from continuing operations of $1.7 million for fiscal 1999.


FISCAL 1999 COMPARED TO FISCAL 1998

Net sales increased by 35% to $63.6 million for fiscal 1999 from $47.1 million during the fiscal year ended March 31, 1998 ("fiscal 1998"). The increase in net sales was due to a 65% increase in DDVCR units sold by Consumer Electronics during fiscal 1999 compared to fiscal 1998, offset in part by a 22% decrease in the average selling price per unit over the two periods. The increase in net DDVCR units sold was due to the expansion of sales into warehouse clubs and home shopping channels and increased consumer demand as a result of lower retail prices. Sales by our Home Theater department contributed approximately 6.4% of our total net sales for fiscal 1999, up from 0% in prior years. These new sales by our Home Theater department resulted from our April 1998 acquisition of California Audio Labs and the November 1998 commencement of sales of our line of digital televisions.

Gross profit was $15.6 million and $11.7 million for fiscal 1999 and fiscal 1998, respectively, representing a 33% increase in gross profit dollars. The increase in gross profit dollars was due to higher sales in fiscal 1999 compared to fiscal 1998. Gross margin decreased slightly to 24.5% for fiscal 1999 from 24.9% for fiscal 1998, primarily as a result of the 22% decrease in the average DDVCR selling price partially offset by a 20% decrease in the average manufacturing cost per unit.

Sales and marketing expenses increased 46% to $6.1 million for fiscal 1999 from $4.2 million for fiscal 1998. As a percentage of net sales, sales and marketing expenses increased from 8.9% to 9.7% over the same period. The increase in sales and marketing expense for fiscal 1999 was primarily due to higher sales levels and a corresponding increase in sales commissions and other variable sales and marketing costs. Increased expenses for marketing and sales personnel hired in our Home Theater department to market and sell the new television and digital audio/video product lines also contributed to the higher sales and marketing expenses.

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

General and administrative expenses increased by 42% to $4.4 million for fiscal 1999 from $3.1 million for fiscal 1998. The increase was primarily due to higher depreciation and amortization expenses related to increased investments in information systems hardware and software, higher compensation, recruitment and training expenses, and increased expenses for office supplies and rent related to the April 1998 acquisition of California Audio Labs. As a percentage of net sales, general and administrative expenses increased to 6.9% for fiscal 1999 from 6.5% for fiscal 1998.

Because of the above, we recorded operating income of $2.8 million for fiscal 1999 compared with operating income of $3.5 million for fiscal 1998. We recorded net other expense of $1.0 million for fiscal 1999 compared with net other expense of $0.6 million for fiscal 1998. The increase in net other expense was due to increased interest expense resulting from an increase in the average daily loan outstanding. The average daily loan outstanding during fiscal 1999 was $10.7 million compared to $3.8 million in the prior year. The average interest rate declined in fiscal 1999 to 8.65% from 9.5% for the prior year due to reductions in the prime lending rate and a 1/2% reduction in our interest rate spread over the prime rate.

We reported income from continuing operations of $1.7 million for fiscal 1999, down $1.7 million or 51% from income from continuing operations of $3.4 million for fiscal 1998

In March 1999, we determined that Security Products no longer fit strategically into our long-term growth plans, and made plans to dispose of the assets of the division. As a result, the financial results from Security Products are included as discontinued operations. For fiscal 1999, the loss from discontinued operations was $0.6 million, which included a provision of $0.3 million for the loss and disposal costs of exiting the security products business. In fiscal 1998, the discontinued operations recorded a loss from operations of $0.3 million.

Because of the above, we reported net income of $1.1 million for fiscal 1999, down $2.0 million or 65% from net income of $3.1 million for the prior year.

SEASONALITY

Our primary product lines compete within the consumer electronics industry, which generally experiences seasonality in sales. Accordingly, we expect to experience peaks in our sales from September through January, which covers the holiday selling season. We expect this seasonality to be pronounced during the first quarter of fiscal 2001 due to a shortfall in DDVCR revenues.

FUTURE RESULTS

Our expectations for results of operations and other forward-looking statements contained in this Annual Report on Form 10-K, in particular statements concerning expected future growth in revenues and earnings, growth of market share, and development of the home theater markets and Internet recording and playback devices markets, involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts of rival companies; timing of product introductions and consumer acceptance of new products; ability of contract manufacturers to meet product price objectives and delivery schedules; legislative, regulatory and industry initiatives that may affect planned or actual product features and marketing methods; and the pace and success of product research and development.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used by operating activities was $2.4 million for fiscal 2000 compared with net cash used by operating activities of $5.2 million for fiscal 1999. The $2.4 million decrease in cash used by operating activities for fiscal 2000 was due primarily to an increase in trade receivables partially offset by a decrease in inventories. The decrease in inventories resulted from an increase in sales activity and strong management attention to inventory levels. The increase in trade receivables was primarily due to the timing of sales, in particular, strong sales volume during the last weeks of fiscal 2000.

We had net working capital of $8.3 million and $8.6 million at March 31, 2000 and March 31, 1999, respectively. At March 31, 2000, our current ratio (current assets divided by current liabilities) was 1.4 to 1, down slightly from 1.5 at

March 31, 1999.

We fund our cash requirements through a combination of cash flows from operations and loans under a line of credit with Congress Financial Corporation ("Congress Financial"). During the fiscal year, our sales seasonality generally requires incremental working capital for investments, primarily in inventories and receivables. Our primary source of funds for financing during the fiscal year ended March 31, 2000 was the line of credit. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended in May 2000. The maximum line of credit available is $30.0 million, limited by a borrowing base determined by specific inventory and receivable balances. The line provides for cash loans, letters of credit, and acceptances. The agreement, as amended, expires in November 2002 with a maximum prepayment (if applicable) fee of 1%. Loans are priced at prime plus 1/2%. The lender is collateralized by all assets of Sensory Science. The unused and available line of credit at March 31, 2000 was approximately $2.7 million. We believe that our current financial resources will be adequate to support operations over the next twelve months.

On April 1, 1998, we acquired Cal Audio. Cal Audio designs, develops, manufactures and distributes digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The purchase price was $775,000 in cash plus assumption of liabilities of $1.7 million. We have incurred expenses related to the integration and development of the Cal Audio business and it is expected to provide a meaningful contribution to operating income during the fiscal year ending March 31, 2001.

We lease a 33,000 square foot corporate office and warehouse facility in Scottsdale, Arizona, which is fully utilized and in good condition. The lease began in January 1996 and expires in January 2003, with one three-year extension at our option. In November 1999, we entered into a five-year lease for 13,000 square feet of additional office and warehouse storage space in the building next door to the existing corporate office. The lease will expire in October 2004. When renovations are complete, this additional space will be support the current and planned business needs of our Research and Development department. We also lease a 7,800 square foot engineering and manufacturing facility in Blue Lake, California, which is fully utilized and in good condition. The lease began in June 1997 and expires in May 2002.

INFLATION

Inflation has had no material effect on our operations or financial condition.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize market risk sensitive instruments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 16 through 38


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Sensory Science Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Sensory Science Corporation and subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.





/s/  Deloitte & Touche LLP
Phoenix, Arizona
May 19, 2000

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                          MARCH 31,
                                                                          ---------
ASSETS (Note 13)                                                   2000               1999
                                                                   ----               ----
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 1,218,949          $   358,038
  Receivables - less allowance for doubtful accounts
    of $116,000 and $98,500, respectively (Note 2)                15,670,572           10,526,335
  Inventories (Note 6)                                            11,869,163           13,934,301
  Prepaid expenses and other assets (Note 15)                        975,923              191,519
  Deferred income taxes (Note 10)                                    100,000              100,000
  Net investment in discontinued operations (Note 4)                 214,426              115,415
                                                                 -----------          -----------

          Total current assets                                    30,049,033           25,225,608
                                                                 -----------          -----------

EQUIPMENT AND IMPROVEMENTS (Note 11):
  Furniture, fixtures and equipment                                  856,787              875,270
  Leasehold improvements                                             420,227              212,830
  Office equipment                                                 1,803,319            1,131,546
  Tooling                                                          1,377,523            1,587,602
                                                                 -----------          -----------

          Total                                                    4,457,856            3,807,248
  Less accumulated depreciation and amortization                   1,912,972            2,561,827
                                                                 -----------          -----------

          Equipment and improvements - net                         2,544,884            1,245,421
                                                                 -----------          -----------

DUAL-DECK VCR PATENTS - Net of amortization
  of $79,047 and $65,930, respectively                               136,264              149,381

GOODWILL - Net of amortization of $121,713 and $60,159,
  respectively (Note 14)                                           1,111,763            1,173,316

MARKET EXCLUSIVITY FEE - Net of amortization
  of $805,799 and $237,000, respectively (Note 3)                  1,516,799            2,085,598

DEFERRED INCOME TAXES (Note 10)                                      317,500              470,000

OTHER ASSETS AND INVESTMENTS (Note 15)                               248,414              280,705
                                                                 -----------          -----------

TOTAL                                                            $35,924,657          $30,630,029
                                                                 ===========          ===========


                                                                    (Continued)

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                              MARCH 31,
                                                                              ---------
LIABILITIES AND STOCKHOLDERS' EQUITY                                   2000               1999
                                                                       ----               ----
CURRENT LIABILITIES:
  Accounts payable                                                 $  4,789,152           $  4,147,579
  Accrued expenses                                                      938,866              1,109,860
  Current portion of capital lease obligations (Note 11)                  3,822                 82,851
  Other current liabilities (Note 7)                                    954,016              1,678,535
  Warranty reserve - current                                            324,964                222,000
  Income taxes payable (Note 10)                                                                 2,724
  Line of credit (Note 13)                                           14,732,513              9,335,363
                                                                   ------------           ------------
          Total current liabilities                                  21,743,333             16,578,912
DEFERRED RENT                                                            37,389                 42,533

CAPITAL LEASE OBLIGATIONS (Note 11)                                                              8,844

SEVERANCE RESERVES                                                      320,000                285,600

WARRANTY RESERVES                                                        29,324                 85,500

MANDATORY CONVERTIBLE
  SUBORDINATED DEBT (Note 8)                                                                   211,675
                                                                   ------------           ------------
          Total liabilities                                          22,130,046             17,213,064
                                                                   ------------           ------------

COMMITMENTS AND CONTINGENCIES
   (Notes 3 and 11)

STOCKHOLDERS' EQUITY (Note 9):
  Common stock, $.001 par value - authorized,
    50,000,000 shares; issued and outstanding, 14,260,214
    shares (2000) and 13,658,052 shares (1999)                           14,260                 13,658
  Additional capital                                                 22,422,587             21,708,124
  Unrealized gain on investment - net of tax of
      $152,500 (Note 15)                                                228,748
  Accumulated deficit                                                (8,870,984)            (8,304,817)
                                                                   ------------           ------------
                Total stockholders' equity                           13,794,611             13,416,965
                                                                   ------------           ------------

TOTAL                                                              $ 35,924,657           $ 30,630,029
                                                                   ============           ============


See notes to consolidated financial statements.                      (Concluded)

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                     Years Ended March 31,
                                                                     ---------------------
                                                        2000                  1999                   1998
                                                        ----                  ----                   ----
SALES (Note 2)                                     $ 72,148,564           $ 63,550,812           $ 47,143,973
COST OF SALES                                        54,933,292             47,991,792             35,423,691
                                                   ------------           ------------           ------------
          Gross profit                               17,215,272             15,559,020             11,720,282
                                                   ------------           ------------           ------------
OTHER OPERATING COSTS:
  Sales and marketing                                 7,997,810              6,137,413              4,211,402
  Research and development (Note 3)                   2,897,170              2,261,912                906,638
  General and administrative expenses                 5,556,653              4,374,075              3,078,512
                                                   ------------           ------------           ------------
          Total other operating costs                16,451,633             12,773,400              8,196,552
                                                   ------------           ------------           ------------
          Operating income                              763,639              2,785,620              3,523,730
                                                   ------------           ------------           ------------
OTHER REVENUES (EXPENSES):
    Interest income                                      21,534                 21,449                 11,206
    Interest expense                                 (1,360,466)            (1,047,441)              (561,704)
    Other income (expense)                                9,126                 (2,210)                (8,651)
                                                   ------------           ------------           ------------
          Total other expenses - net                 (1,329,806)            (1,028,202)              (559,149)
                                                   ------------           ------------           ------------
(LOSS) INCOME BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                           (566,167)             1,757,418              2,964,581
PROVISION (BENEFIT) FOR INCOME
  TAXES (Note 10)                                                               93,050               (415,050)
                                                   ------------           ------------           ------------
(LOSS) INCOME FROM CONTINUING OPERATIONS               (566,167)             1,664,368              3,379,631
DISCONTINUED OPERATIONS (Note 4):
  Loss from operations - net tax benefits
    of $0,  $24,050 and $11,950                                               (293,655)              (296,281)
  Provision for loss on disposal                                              (289,947)
                                                   ------------           ------------           ------------
NET (LOSS) INCOME                                  $   (566,167)          $  1,080,766           $  3,083,350
                                                   ============           ============           ============

DILUTED (LOSS) INCOME PER COMMON SHARE:
  Continuing operations                            $       (.04)          $        .12           $        .25
  Discontinued operations                                                         (.04)                  (.02)
                                                   ------------           ------------           ------------
  Diluted (loss) income per common share           $       (.04)          $        .08           $        .23
                                                   ============           ============           ============
BASIC (LOSS) INCOME PER COMMON SHARE:
  Continuing operations                            $       (.04)          $        .13           $        .28
  Discontinued operations                                                         (.05)                  (.03)
                                                   ------------           ------------           ------------
  Basic (loss) income per common share             $       (.04)          $        .08           $        .25
                                                   ============           ============           ============

See notes to consolidated financial statements.

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
-------------------------------------------------------------------------------


                                                                             Years Ended March 31,
                                                                             ---------------------
                                                                2000                 1999                1998
                                                                ----                 ----                ----
NET (LOSS) INCOME                                            $ (566,167)          $1,080,766          $3,083,350

OTHER COMPREHENSIVE INCOME - Holding
  gain arising during year - net of tax of $152,500             228,748
                                                             ----------           ----------          ----------

COMPREHENSIVE (LOSS) INCOME                                  $ (337,419)          $1,080,766          $3,083,350
                                                             ==========           ==========          ==========


See notes to consolidated financial statements.

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2000, 1999, AND 1998
-------------------------------------------------------------------------------

                                                                                                                    UNAMORTIZED
                                                                           COMMON STOCK             ADDITIONAL       CONSULTING
                                                                     SHARES            AMOUNT        CAPITAL          SERVICES
                                                                     ------           ------         -------          --------
BALANCE, MARCH 31, 1997 (Note 9)                                   11,837,285         $11,837      $19,588,421        $ (5,002)

  Stock options exercised for cash                                    175,020             175          188,597
  Payment of interest on subordinated debt in stock                    54,342              54           99,946
  Conversion of subordinated debt (Note 8)                            341,400             342          339,059
  Exercise of warrants issued in conjunction with
    private placement (Note 8)                                        224,000             224          279,767
  Stock issued - private placement                                     11,250              11              (11)
  Cash paid for conversion costs (Note 8)                                                              (15,625)
  Amortization of consulting costs                                                                                       5,002
  Net income
                                                                   ----------       ----------       ----------      ----------
BALANCE, MARCH 31, 1998 (Note 9)                                   12,643,297           12,643       20,480,154

  Stock options exercised for cash                                    307,000              307          393,168
  Payment of interest on subordinated debt in stock                    22,755               23           81,334
  Conversion of subordinated debt (Note 8)                            500,000              500          528,653
  Exercise of warrants issued in conjunction with
    private placement (Note 8)                                        180,000              180          224,820
  Stock issued - private placement                                      5,000                5               (5)
  Net income
                                                                   ----------       ----------       ----------      ----------
BALANCE, MARCH 31, 1999 (Note 9)                                   13,658,052           13,658       21,708,124

  Stock options exercised for cash                                    149,200              149          342,459
  Payment of interest on subordinated debt in stock                     8,150                8           24,992
  Conversion of subordinated debt (Note 8)                            200,000              200          211,475
  Exercise of warrants issued in conjunction with
    private placement (Note 8)                                        244,812              245          135,537
  Unrealized gain on investment (Note 15)
  Net loss
                                                                   ----------       ----------       ----------      ----------
BALANCE, MARCH 31, 2000 (Note 9)                                   14,260,214          $14,260      $22,422,587      $        -
                                                                   ==========       ==========       ==========      ==========

                                                                  UNREALIZED
                                                                   GAIN ON        ACCUMULATED
                                                                  INVESTMENT        DEFICIT           TOTAL
                                                                  ----------        -------           -----
BALANCE, MARCH 31, 1997 (Note 9)                                                 $(12,468,933)      $7,126,323

  Stock options exercised for cash                                                                     188,772
  Payment of interest on subordinated debt in stock                                                    100,000
  Conversion of subordinated debt (Note 8)                                                             339,401
  Exercise of warrants issued in conjunction with
    private placement (Note 8)                                                                         279,991
  Stock issued - private placement
  Cash paid for conversion costs (Note 8)                                                              (15,625)
  Amortization of consulting costs                                                                       5,002
  Net income                                                                        3,083,350        3,083,350
                                                                                   ----------        ----------
BALANCE, MARCH 31, 1998 (Note 9)                                                   (9,385,583)      11,107,214

  Stock options exercised for cash                                                                     393,475
  Payment of interest on subordinated debt in stock                                                     81,357
  Conversion of subordinated debt (Note 8)                                                             529,153
  Exercise of warrants issued in conjunction with
    private placement (Note 8)                                                                         225,000
  Stock issued - private placement
  Net income                                                                        1,080,766        1,080,766
                                                                                   ----------      ----------
BALANCE, MARCH 31, 1999 (Note 9)                                                   (8,304,817)      13,416,965

  Stock options exercised for cash                                                                     342,608
  Payment of interest on subordinated debt in stock                                                     25,000
  Conversion of subordinated debt (Note 8)                                                             211,675
  Exercise of warrants issued in conjunction with
    private placement (Note 8)                                                                         135,782
  Unrealized gain on investment (Note 15)                             $228,748                         228,748
  Net loss                                                                           (566,167)        (566,167)
                                                                   -----------     ----------      ----------
BALANCE, MARCH 31, 2000 (Note 9)                                      $228,748     $(8,870,984)    $13,794,611
                                                                   ===========     ==========      ==========


See notes to consolidated financial statements.

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                         YEARS ENDED MARCH 31,
                                                                                         ---------------------
                                                                                 2000                1999                1998
                                                                                 ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                           $  (566,167)       $ 1,080,766        $ 3,083,350
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                             1,691,568            830,944            583,571
      Provision for losses on accounts receivable                                  17,500             (1,500)           (30,000)
      Deferred income taxes                                                                          (40,000)          (530,000)
      (Gain) loss on sale of equipment                                             (5,788)             2,790             10,578
      Loss from discontinued operations                                                              583,602            296,281
      Changes in operating assets and liabilities - net of acquisition:
        Receivables                                                            (5,161,737)        (1,248,286)        (2,028,780)
        Inventories                                                             2,065,138         (8,419,299)           217,314
        Prepaid expenses and other assets                                        (153,156)          (144,373)           (11,793)
        Patents                                                                                      (39,294)           (62,497)
        Other assets                                                              (56,707)             2,538             17,699
        Accounts payable                                                          641,573          1,908,715            767,406
        Accrued expenses                                                         (247,034)           334,476            158,577
        Other current liabilities                                                (724,519)           (67,797)           746,907
        Warranty reserve                                                           46,788            (22,500)           (13,000)
        Income taxes payable                                                       (2,724)           (20,276)             3,000
        Other long-term liabilities                                                29,256             90,581             32,613
                                                                              -----------        -----------        -----------
          Net cash (used in) provided by operating activities                  (2,426,009)        (5,168,913)         3,241,226
                                                                              -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment and improvement expenditures                                       (2,391,772)          (727,568)          (318,744)
  Proceeds on the disposal of equipment                                            49,998
  Investments in and advances to discontinued operations                            2,029            772,033         (1,525,773)
  Acquisitions - net of cash acquired from acquisition                                              (773,904)
  Purchase of investments                                                        (161,002)          (250,000)
  Market exclusivity fee                                                                            (948,350)        (1,374,248)
                                                                              -----------        -----------        -----------
          Net cash used in investing activities                                (2,500,747)        (1,927,789)        (3,218,765)
                                                                              -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                          478,390            618,475            468,763
  Registration costs                                                                                                    (15,625)
  Net borrowings (repayments) under line of credit                              5,397,150          7,684,531           (249,636)
  Payment on capital lease obligations                                            (87,873)           (88,358)           (82,826)
  Payment of debt assumed in acquisition                                                          (1,205,833)
                                                                              -----------        -----------        -----------
          Net cash provided by financing activities                             5,787,667          7,008,815            120,676
                                                                              -----------        -----------        -----------

                                                                     (Continued)

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                             YEARS ENDED MARCH 31,
                                                                             ---------------------
                                                                    2000              1999              1998
                                                                    ----              ----              ----
NET  INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  860,911           (87,887)           143,137

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                 358,038           445,925            302,788
                                                                -----------       -----------        -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                   $ 1,218,949       $   358,038        $   445,925
                                                                ===========       ===========        ===========


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid for income taxes                                  $     2,724       $   129,276        $   100,000
                                                                ===========       ===========        ===========
    Cash paid for interest                                      $ 1,293,932       $ 1,042,369        $   483,789
                                                                ===========       ===========        ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Conversion of subordinated debt, accrued interest and
    payment of interest to common stock (Note 8)                $   236,675       $   610,510        $   439,401
                                                                ===========       ===========        ===========
    Unrealized gain on investment                               $   381,248
                                                                ===========

    In connection with the acquisition (Note 14):
      Liabilities assumed                                                         $ 1,690,778
                                                                                  ===========
      Fair value of assets acquired, including
        $33,799 in cash                                                           $ 1,231,207
                                                                                  ===========
      Excess of cost over fair value of acquired assets                           $ 1,233,475
                                                                                  ===========


See notes to consolidated financial statements.                      (Concluded)

SENSORY SCIENCE CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Sensory Science Corporation and subsidiaries (the "Company", "we", or "our") develop, design, engineer and market consumer electronic and home theater products. We currently contract with independent electronics manufacturers to produce our products to our specifications. We normally receive such products at our Scottsdale, Arizona facility. Distribution of our products occurs upon receipt of customer orders.

    The following are the significant accounting and financial policies used in the preparation of our consolidated financial statements.

    a. The consolidated financial statements include the accounts of Sensory Science Corporation and its wholly-owned subsidiaries, Go-Video Productions, Inc., which has not initiated operations, and California Audio Labs, LLC ("Subsidiaries").

    b. Cash and cash equivalents consist of cash accounts and overnight investment accounts. Cash and cash equivalents have initial maturity dates of three months or less and are stated at cost, which approximates market.

    c. Investments--We have certain investments in common stock of other companies. For those investments with readily determinable market value, we classify these investments as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. For those investments for which a readily determinable market value is not available and for which we do not have significant influence, we use the cost method of accounting.

    d. Inventories are stated at the lower of cost (first-in, first-out) or market.

    e. Equipment and improvements are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets of two to five years. Amortization, by the straight-line method, of leased furniture and improvements to leased property is based upon the term of the applicable lease or the estimated useful lives of such assets, whichever is less. Tooling costs primarily relate to Dual-Deck VCR's and televisions. Depreciation of tooling is calculated using the number of new units sold as the tooling costs relate directly to the manufacturing of the new units.

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

    h. Revenue Recognition--Sales of products are recognized once the product is shipped to the customer.

    i. Income Taxes--We file a consolidated tax return. As of August 1, 1993, we adopted the Financial Accounting Standards Board's ("FASB") SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes.

    j.  Earnings Per Share--In accordance with SFAS No. 128, basic income
        (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each year and includes shares issuable upon exercise of stock options, except in those circumstances where such options would be antidilutive.

    k. Accounting for Stock-Based Compensation--As permitted by SFAS No. 123, Accounting for Stock Based Compensation, we use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of employee stock based transactions. Pro forma information reflecting the fair value method is presented in Note 9.

    l. New Accounting Pronouncements--In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, which requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of their derivative and whether it qualifies for hedge accounting. SFAS No. 133, as issued, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are in the process of evaluating the impact which will result upon adoption of this standard.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. SAB No. 101 summarizes staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the our revenues or revenue recognition policy.

    m. Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    n. Product Concentration--The market for our product is characterized by changing technology and short product life cycles. Until last year, we have derived substantially all of our revenues from the sale of Dual-Deck VCR's throughout the United States.

    o. Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in the 2000 presentation.

2.  COMPANY OPERATIONS

    We were incorporated in May 1984 and were engaged in development stage activities until late in the fiscal year ended July 31, 1990, when we began our primary operation of distribution and marketing of Dual-Deck VCR's, which are being manufactured for us by Samsung Electronics Company Ltd. ("Samsung") and Shintom Company Ltd., and Talk Corporation ("Shintom & Talk"). We also distribute and market a line of digital televisions, digital audio/video home theater products and Internet audio (MP3) players.

    SALES AND MARKETING--Our current marketing strategy is to sell our products with the support of independent sales representatives that represent specific geographic territories throughout the United States and who also represent many other brand name consumer electronic products. We currently sell our product lines directly to retailers nationwide including numerous national and regional chains, catalog accounts, specialty stores, warehouse clubs, home shopping channels and Armed Services PXs.

    During fiscal 2000, sales from continuing operations to our three major customers totaled $9,577,000, $8,636,000 and $8,027,000, respectively. These amounts represent 13 percent, 12 percent and 11 percent, respectively, of our fiscal 2000 sales. Accounts receivable from these customers totaled $2,276,000, $1,416,000 and $1,018,000, respectively, at March 31, 2000.

    During fiscal 1999, sales from continuing operations to our three major customers totaled $11,534,000, $7,489,000 and $6,350,000, which represents approximately 18 percent, 12 percent and 10 percent, respectively, of our fiscal 1999 sales. Accounts receivable from these customers totaled $1,404,000, $1,322,000 and $548,000, respectively, at March 31, 1999.

    During fiscal 1998, sales from continuing operations to our two major customers totaled $13,310,000 and $6,271,000, which represents approximately 28 percent and 13 percent, respectively, of our fiscal 1998 sales. Accounts receivable from these customers totaled $3,893,000 and $1,164,000, respectively, at March 31, 1998.

3.  PRODUCT MANUFACTURING AND LICENSING

    On February 28, 1989, we entered into an agreement with Samsung, pursuant to which Samsung agreed to manufacture Dual-Deck VCR's to our design and specification ("Manufacturing Agreement"). As part of this arrangement with Samsung, we have licensed to Samsung the use of our proprietary and patented technology: (1) the right to manufacture Dual-Deck VCR's for us; (2) on an exclusive basis, the right to manufacture, use and sell Dual-Deck VCR's in the Republic of Korea; (3) on a non-exclusive basis, the right to manufacture, use and sell the Dual-Deck VCR's in all markets except the United States and its territories; and (4) on a non-exclusive basis, the right to sell Dual-Deck VCR's under its own trademark and trade name in the United States and its territories. Under the license agreement, we are entitled to receive royalties calculated as a percentage of net sales of Dual-Deck VCR's by Samsung or its sublicensees. The license agreement has a term of 15 years but may be terminated by us if the Manufacturing Agreement is terminated for any cause attributable to Samsung. We have received no royalties to date from Samsung under this agreement.

    Under the Manufacturing Agreement, Samsung manufactures Dual-Deck VCR's for us pursuant to our specifications. Quality control and assurance is performed by Samsung at the manufacturing facility, and we verify product quality by sample testing in the United States. The Manufacturing Agreement sets forth statistical defect tolerances, and indicates that the costs of any quality defects above the level of standards will be borne by Samsung. Generally, we purchase Dual-Deck VCR's from Samsung FOB Korea. The Manufacturing Agreement is automatically renewed for one year periods unless terminated by written notice from either party and currently extends until at least February 28, 2001.

    On January 9, 1996, we entered into an agreement with Shintom & Talk pursuant to which Shintom & Talk have agreed to manufacture Dual-Deck VCR's to our design and specification. The agreement sets forth statistical defect tolerances, and indicates that the costs of any quality defects above the level of standards will be borne by Shintom & Talk. Generally, we will purchase Dual-Deck VCR's FOB Singapore. The initial term of the Manufacturing Agreement was two years. The agreement is automatically renewed for one year periods unless terminated by either party and currently extends until at least January 2001.

    We entered into an agreement with Loewe Opta GmbH ("Loewe") of Kronach, Bavaria, Germany, to develop and market a line of digital television products designed specifically for the North American Market. The initial agreement is effective through January 1, 2003 with built in five year extensions. We incurred fees totaling $1.7 million and Deutsche Marks 1,050,000 (approximately U.S. $623,000) for the exclusive right to market and distribute Loewe Opta direct view televisions in North America. Additionally, the agreement is structured so that Loewe Opta reimburses development and marketing costs for the project. Through March 31, 2000, Loewe Opta had reimbursed $4,220,000, all of which was incurred as an expense. We capitalized a total of $2.3 million related to this market exclusivity fee and amortized the balance beginning with the first shipment from Loewe. The balance was fully amortized at the conclusion of fiscal year 2000.

4.  DISCONTINUED OPERATIONS

    In fiscal 1999, we approved plans to dispose of our security products business. A legal transfer of the assets occurred during May 2000, yet the sale could not be recognized as a divestiture for accounting purposes at that time because we have continued involvement through a guaranty of debt for up to one year and management authority over the purchasing company through a seat on its Board of Directors. Revenues applicable to the operations of the discontinued security products business totaled $5,587,000, $3,977,000 and $1,754,000 in 2000, 1999, and 1998, respectively.

    Investments in discontinued operations consist of the following assets and liabilities at March 31:


                                                         2000                1999
                                                      -----------         -----------
     Accounts receivable-net                          $   929,471         $   815,257
     Inventory                                          1,611,557             722,960
     Furniture and fixtures                                12,268              16,600
     Current liabilities                               (1,940,415)           (927,892)
     Borrowings on line of credit                        (398,455)           (511,510)
                                                      -----------         -----------

     Net investment in discontinued operations        $   214,426         $   115,415
                                                      ===========         ===========

5.  EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for income from continuing operations as required by SFAS No. 128:



                                                                      2000                 1999                1998
                                                                      ----                 ----                ----
    (Loss) income from continuing operations                      $   (566,167)        $  1,664,368        $  3,379,631
                                                                  ============         ============        ============

    Average outstanding common shares                               13,865,758           13,227,493          12,248,724
                                                                  ============         ============        ============

    Basic (loss) income per share from
      continuing operations                                       $      (0.04)        $       0.13        $       0.28
                                                                  ============         ============        ============

    Diluted (loss) income from continuing
      operations per common share - income
      available to common stockholders, from
      above                                                       $   (566,167)        $  1,664,368        $  3,379,631

      Add interest on presumed conversion of
        convertible debt                                                                     41,250              89,077
                                                                  ------------         ------------        ------------

    (Loss) income available to common stockholders
      available for diluted earnings per share                    $   (566,167)        $  1,705,618        $  3,468,708
                                                                  ============         ============        ============


    Average outstanding common shares,
      from above                                                    13,865,758           13,227,493          12,248,724

    Additional dilutive shares related to stock
      options and warrants                                                                1,113,701             685,555

    Additional dilutive shares related to
      subordinated notes                                                                    392,500             866,352
                                                                  ------------         ------------        ------------

    Average outstanding and potentially dilutive
      common shares                                                 13,865,758           14,733,694          13,800,631
                                                                  ============         ============        ============

    Diluted (loss) income per share from
      continuing operations                                       $      (0.04)        $       0.12        $       0.25
                                                                  ============         ============        ============


    Options and warrants to purchase 793,361, 18,300 and 257,700 shares of common stock at various prices during the years ended March 31, 2000, 1999, and 1998, respectively, were not included in the computation of diluted earnings per share because the exercise of options and warrants was determined to be antidilutive. Additionally, for the year ended March 31, 2000, interest and shares related to convertible and subordinated notes were not included in the computation of diluted earnings per share because these items are antidilutive.

    No events have occurred subsequent to March 31, 2000 which would have changed materially the number of common shares or potential common shares outstanding at March 31, 2000 had the events occurred before March 31, 2000.

6.  INVENTORIES

    Inventories consisted of the following at March 31:



                                                           2000               1999
                                                       -----------        -----------
    Service replacement parts and raw materials        $ 1,759,637        $   987,995
    Finished goods                                      10,109,526         12,946,306
                                                       -----------        -----------
    Total                                              $11,869,163        $13,934,301
                                                       ===========        ===========


7.  OTHER CURRENT LIABILITIES

    Other current liabilities consisted of the following at March 31:



                                                                    2000              1999
                                                                 ----------        ----------
    Compensation and related benefits                            $  344,207        $  889,075
    Sales returns reserve                                           594,938           408,847
    Unexpended development and marketing advance (Note 3)                             372,350
    Other                                                            14,871             8,263
                                                                 ----------        ----------

    Total                                                        $  954,016        $1,678,535
                                                                 ==========        ==========


8.  MANDATORY CONVERTIBLE SUBORDINATED DEBT

    We sold $1,500,000 of convertible subordinated notes (the "Notes") in a Private Placement with institutional holders in August 1996. The Private Placement included six Units, each consisting of one 10 percent Convertible Subordinated Note in the principle amount of $250,000 and detachable warrants to purchase 100,000 shares of common stock at $1.25 per share. The Notes bear interest at 10 percent per annum, accrued quarterly, paid annually in shares of common stock. At the Unit Holder's election at any time, or the Company's election following the third anniversary of the issuance of the Units, each Note will be convertible into shares of common stock. The warrants were valued at $230,000.

    In connection with the Private Placement, we also issued 120,000 warrants to purchase common shares at $1.25 per share and 60,000 shares of common stock to the placement agent with a fair value of $46,000 and $75,000, respectively. In addition, professional fees in the amount of approximately $236,000 were incurred by us in connection with the Private Placement.

    In 1998, Notes with a principal amount of $375,000 were converted. The transactions, including interest on all Notes outstanding, resulted in the issuance of 395,742 shares of common stock to note holders. In addition, 224,000 warrants issued to noteholders and the placement agent in the prior year were exercised to purchase stock at a price of $1.25 per share.

    In 1999, Notes with a principal amount of $625,000 were converted. The transaction, including interest on all Notes outstanding, resulted in the issuance of 522,755 shares of common stock to noteholders. In addition, 180,000 warrants issued to noteholders and the placement agent in the prior year were exercised to purchase stock at a price of $1.25 per share.

    In 2000, Notes with a principal amount of $250,000 were converted. The transaction, including interest, resulted in the issuance of 208,150 shares of common stock to note holders. In addition, all remaining warrants associated with the notes held by a note holder either expired or were exercised to purchase stock at a price of $1.25 per share.

9.  STOCKHOLDERS' EQUITY

    STOCK WARRANTS -- During the year ended March 31, 1996, we entered into four separate consulting agreements. In exchange for services, we issued 110,000 warrants. Each warrant entitles the holder to purchase one share of our common stock. The warrants are exercisable for four years, commencing one year after the date of grant. The associated consulting costs for these agreements have been fully amortized as of March 31, 1999.

    A summary of warrant activity is as follows:


                                     WARRANTS                 WARRANT
                                    OUTSTANDING           PRICE PER SHARE
                                    -----------           ---------------
     Balance, March 31, 1997         1,106,444         $1.250    --   $3.125

       Issued                           22,500          1.250
       Exercised                      (224,000)         1.250
       Expired                         (76,444)         2.250    --    3.125
                                     ---------         ------         ------
     Balance, March 31, 1998           828,500          1.250          1.688
       Exercised                      (180,000)         1.250
                                     ---------         ------         ------
     Balance, March 31, 1999           648,500          1.250    --    1.688
       Exercised                      (436,000)         1.250    --    1.688
       Expired                        (100,000)         1.250
                                     ---------         ------         ------
     Balance, March 31, 2000           112,500          1.250    --    1.688
                                     =========         ======         ======


    STOCK OPTION PLANS - Effective December 1986, we adopted a Nonstatutory Stock Option plan. Pursuant to the terms of the plan, only our employees are eligible to participate. Eligibility is determined by a committee (the "Committee") appointed by the Board of Directors to administer the plan. We reserved 2,000,000 shares of our common stock to be granted under the plan.

    Effective November 1989, the Board of Directors approved the 1989 Nonstatutory Stock Option Plan. Pursuant to the terms of the plan, only our full-time employees and directors or any entity in which the Company has at least 50 percent ownership are eligible to participate. Eligibility is determined by the Committee which administers the plan. We reserved 500,000 shares of our common stock to be granted under the 1989 plan.

    Effective November 1991, our stockholders approved the Go-Video, Inc. 1991 Employee Stock Option Plan. This plan provides for the granting of incentive and nonqualified stock options to eligible officers and employees as determined by the plan Committee who administers the plan. We reserved 500,000 shares of our common stock to be granted under the plan.

    Effective December 1993, our stockholders approved the Go-Video, Inc. 1993 Employee Stock Option Plan. The plan provides for the granting of incentive and nonqualified stock options to officers and key employees as determined by the 1993 plan committee who administers the plan. We reserved 500,000 shares of our common stock to be granted under the plan. During 1997, we reserved an additional 500,000 shares of our common stock to be granted under the Plan.

    Options granted under the above plans expire up to ten years after the date of grant. The exercise price of such shares, as determined by the committees on the date of grant, may be equal to or in excess of the fair market value of our registered common stock on the date of grant. Options that expire or terminate before exercise are added to the shares available for future grants.

    Effective November 1991, our stockholders approved a Nonstatutory Directors' Stock Option Plan. The plan provides for the automatic annual grant of stock options to the Chairman of the Board and Directors of our Company. We reserved 500,000 shares of our common stock to be granted under the plan. During fiscal 1996, we reserved an additional 250,000 shares to be granted under the plan. Options granted under the plan expire ten years after the date of grant. The exercise price of such shares is the fair market value on the date of grant. Participants are entitled to exercise such options at any time six months after date of grant. Options that expire or terminate before exercise are added to the shares available for future grants.

    A summary of changes in stock options is as follows:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                OPTION                    OPTION
                                                SHARES                     PRICE
                                                ------                     -----
     Balance, March 31, 1997                   1,747,433                   $1.83
       Granted                                   400,000                    1.69
       Exercised                                (175,020)                   1.08
       Canceled                                  (46,500)                   2.43
                                              ----------                   -----

     Balance, March 31, 1998                   1,925,913                    1.86
       Granted                                   481,500                    2.64
       Exercised                                (307,000)                   1.28
       Canceled                                  (21,600)                   3.36
                                              ----------                   -----
     Balance, March 31, 1999                   2,078,813                    2.11
       Granted                                   672,700                    1.97
       Exercised                                (149,200)                   2.30
       Canceled                                  (17,300)                   3.28
                                              ----------                   -----
     Balance, March 31, 2000                   2,585,013                    2.06
                                              ==========                   =====


The following information, aggregated by option price ranges, is applicable to options outstanding at March 31, 2000:


     Range of exercise prices                                     $0.50-$1.00        $1.25-$3.13          $4.00-$8.50
     Shares outstanding in range                                      175,000          2,395,013               15,000
     Weighted-average exercise price                              $      0.94        $      2.13          $      4.00
     Weighted average remaining contractual life (years)                  6.3                6.7                  0.5
     Shares currently exercisable                                     175,000          1,763,763               15,000
     Weighted average exercise price of shares
       currently exercisable                                      $      0.94        $      2.20          $      4.00

      We applied Accounting Principle Board Opinion No. 25 and related Interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized based on the fair value at the grant dates for awards under those plans. Had compensation for our stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with a methodology prescribed in SFAS No. 123, our income from continuing operations and income from continuing operations per share for the years ended March 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                           2000                 1999              1998
                                                       ------------         ------------      ------------
     (Loss) income from continuing operations --
       as reported                                     $   (566,167)        $  1,664,368      $  3,379,631
                                                       ============         ============      ============
     (Loss) income from continuing operations --
       pro forma                                       $ (1,205,024)        $    986,063      $  3,021,459
                                                       ============         ============      ============
     Basic (loss) income from continuing
       operations per share -- as reported             $      (0.04)        $      0 .13      $      0 .28
                                                       ============         ============      ============
     Basic (loss) income from continuing
       operations per share -- pro forma               $      (0.09)        $      0 .07      $      0 .25
                                                       ============         ============      ============
     Diluted (loss) income from continuing
       per share -- as reported                        $      (0.04)        $      0 .12      $      0 .25
                                                       ============         ============      ============
     Diluted (loss) income from continuing
       per share -- pro forma                          $      (0.09)        $      0 .07      $      0 .23
                                                       ============         ============      ============


    The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                   2000          1999          1998
                                   ----          ----          ----
     Expected dividend yield        0%            0%            0%
     Expected volatility           56.3%         62.9%         60.8%
     Risk-free interest rate        6%            6%            7%
     Expected life                4 years       4 years       4 years

    401(k) PLAN -- Effective January 1, 1996, we established a 401(k) plan (the "Plan") for our employees. Employees may contribute between 1 percent and 16 percent of their total compensation to the Plan. We may make matching contributions, on a discretionary basis, equal to a percentage of an employee's covered compensation contributed to the Plan for the year. In addition, we may make an annual profit sharing contribution to the Plan. Our contribution to the Plan for the years ended March 31, 2000, 1999 and 1998 was $65,097, $76,757 and $50,121, respectively.

10. INCOME TAXES

    The provision (benefit) for income taxes is as follows:


                             2000           1999              1998
                             ----        ---------         ---------
     Current                 $ --        $ 133,050         $ 114,950
     Deferred                  --          (40,000)         (530,000)
                             ----        ---------         ---------

     Total                   $ --        $  93,050         $(415,050)
                             ====        =========         =========

    The following is a reconciliation of the reported effective income tax rates to the statutory rates:


                                                                          2000            1999            1998
                                                                         ------          ------          ------
     Federal statutory income tax rate                                    (35.0)%          35.0%           35.0%

     Utilization of net operating losses                                   40.5           (35.0)          (35.0)

     Reversal of valuation allowance                                                       (2.3)          (17.9)

     AMT and state income taxes                                            (5.5)            7.6             3.9
                                                                          ------          ------          ------
     Effective rate                                                         0.0 %           5.3%          (14.0)%
                                                                         ======          ======          ======


    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

    The tax effect of significant items comprising our net deferred tax asset for the years ended March 31 is as follows:


                                                                  2000                1999
                                                               -----------         -----------
     Current:
       Reserves not currently deductible                       $ 1,369,200         $ 1,104,000
       Unrealized gain on available-for-sale securities           (152,500)

     Noncurrent:
       Difference between book and tax basis
         of property                                              (279,500)            337,000
       Operating loss carryforwards                              4,630,900           4,316,000
       Tax credit carryforwards                                    187,300             189,000
       Other intangibles                                                                77,000
                                                               -----------         -----------

     Net deferred tax asset                                      5,755,400           6,023,000
     Valuation allowance                                        (5,337,900)         (5,453,000)
                                                               -----------         -----------

     Net deferred asset                                        $   417,500         $   570,000
                                                               ===========         ===========



    During 2000 and 1999, we reduced the valuation allowance to recognize a deferred tax asset at March 31, 2000 and 1999. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences.

    We have assessed our past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and have determined that it is more likely than not that approximately $417,500 of deferred tax assets will be realized. The remaining valuation allowance of $5,337,900 is maintained against deferred tax assets which we have not determined to be more likely than not realizable at this time.

    At March 31, 2000, for income tax purposes, we had available the following net operating loss and investment and research and development tax credit carryforwards:


                                NET               RESEARCH AND
                             OPERATING            DEVELOPMENT
DATE OF EXPIRATION             LOSS                TAX CREDIT
      2001                                       $       300
      2002
      2003                                             3,400
      2004                                             3,200
      2005                 $ 6,891,000                22,400
      2006                     602,000                60,400
      2007                   1,513,000                97,600
      2008                     720,000
      2009                     484,000
      2010                      13,000
      2011                   1,626,000
      2012                      43,000
      2013                      22,000
      2019                      25,000
      2020                   1,116,000
                           -----------           -----------
     Total                 $13,055,000           $   187,300
                           ===========           ===========


11. COMMITMENTS AND CONTINGENCIES

    We lease equipment, furniture and office space under capital and operating lease agreements having initial periods ranging from two to seven years. We currently have an operating lease for a 33,000 square foot facility. The term of the lease is seven years and began on January 26, 1996. Monthly rentals are based on a fixed schedule which provides for periodic rental adjustments during the lease term. Upon expiration of the initial term of the lease, we have the option to extend the term for an additional three years.

    We have an operating lease for a 7,800 square foot facility. The term of the lease is for five years and began on June 1, 1997. Monthly rentals increase annually based upon increases in the Consumer Price Index, but not in excess of 4 percent per year. We lease a 13,000 square foot facility under another operating lease. The term of the lease is for five years and began on November 11, 1999. Monthly rentals are based on a fixed schedule which provides for periodic rental adjustments during the lease term. Upon expiration of the initial term of these leases, we have the option to extend the term for an additional three and five years, respectively.

    At March 31, 2000, future minimum payments required under noncancelable operating leases and the present value of future minimum capital lease payments with terms in excess of one year are as follows:


                                                                                  FUTURE
                                                                                  MINIMUM
                                                                                 OPERATING
                                                                 CAPITAL           LEASE
                                                                 LEASES           PAYMENTS
                                                                 ------           --------
     2001                                                      $    3,912        $  506,000
     2002                                                                           520,000
     2003                                                                           430,000
     2004                                                                           160,000
     2005                                                                           101,000
                                                               ----------        ----------
     Total                                                          3,912        $1,717,000
                                                                                 ==========
     Less 14% imputed interest                                         90
                                                               ----------
     Present value of minimum capital lease obligations             3,822
     Less current portion of capital lease obligations              3,822
                                                               ----------
     Long-term portion of capital lease obligations            $       --
                                                               ==========


    Our rental expense for the years ended March 31, 2000, 1999 and 1998 was $460,620, $387,262 and $302,725, respectively.

12. RELATED PARTY TRANSACTIONS

    During the years ended March 31, 2000, 1999 and 1998, we paid our directors $50,000, $60,000 and $91,157, respectively, for directors' fees, legal services and consulting services rendered.

13. FINANCING AGREEMENT

    In October 1992, we entered into a financing agreement which was last amended and restated in May 2000. The maximum line of credit available is $30,000,000, limited by a borrowing base determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances. The agreement, as amended, has a term of three years. Interest is charged at prime plus 1/2 percent (9.5% at March 31, 2000). We pay a monthly fee on the unused balance of the line of credit of 0.25 percent per year. The line of credit is collateralized by all of our assets. The line of credit is estimated to approximate fair value as the actual rate is consistent with the rate estimated to be currently available for debt of similar terms.

    Certain information relative to the line of credit for the years ended March 31 is as follows:

                                                                      2000               1999
                                                                  -----------        -----------
     Maximum amount of loans outstanding during the period        $21,021,246        $17,752,147
     Average daily loans outstanding during the period             14,157,512         10,702,873
     Average effective interest rate                                    8.73%              8.65%


    Amortization expense of costs incurred in connection with obtaining, amending and renewing the financing agreement for the years ended March 31, 2000, 1999 and 1998, was $8,451, $5,612, and $0, respectively. The unused and available line of credit at March 31, 2000 was approximately $2,677,000.

14. BUSINESS COMBINATIONS

    Effective April 1, 1998, we acquired California Audio Labs, LLC ("California Audio"). California Audio designs, develops, manufactures, and distributes digital audio and video products marketed to the high-performance home theater market under the California Audio Labs and Cinevision brand names. The purchase price was $775,000 plus assumption of liabilities. The transaction was accounted for using the purchase method. The fair value of assets acquired and liabilities assumed was $1,232,000 and $1,690,000, respectively. The excess of cost over fair value of assets acquired of $1,233,000 was recorded as goodwill. The goodwill is being amortized on a straight-line basis over a 20-year period.

15. INVESTMENTS

    During fiscal year 1999, we purchased an investment in Emusic.com, Inc., which was recorded on the cost basis of accounting due to certain restrictions affecting marketability. This $250,000 restricted investment was recorded in other assets and investments as of March 31, 1999. During 2000, the restriction on this investment expired and the investment was reclassified as available for sale. This investment is recorded at March 31, 2000 at market value of $631,250 in prepaid expenses and other assets as we intend to sell the investment during fiscal year 2001. Changes in the market value may be significant from amounts reported at March 31, 2000 due to market volatility.

    During fiscal year 2000, we purchased an investment in Mpman.com, Inc., a private Korean company, which was recorded on the cost basis of accounting due to certain restrictions affecting marketability. This $161,002 restricted investment was recorded in other assets and investments as of March 31, 2000.

16. SEGMENT INFORMATION

    We have adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 which requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

    We operate in one business segment but track revenue by two product categories. Operating margins are not tracked separately by category. The following represents the revenue by product category for the years ended March 31:

                                           2000                          1999                           1998
                                 -----------------------         ----------------------         ----------------------
        (IN THOUSANDS)              $               %               $              %               $              %
     --------------------        -------         -------         -------        -------         -------        -------
     Dual-Deck VCR's             $58,662              81%        $59,528           94%          $47,144            100%
     New Digital Products         13,487              19%          4,023            6%
                                 -------         -------         -------        -------         -------        -------
     Total                       $72,149             100%        $63,551          100%          $47,144            100%
                                 =======         =======         =======        =======         =======        =======


    Our assets are all located in the United States, and all sales were to customers in the United States and Canada.


17.   SHAREHOLDERS RIGHTS AGREEMENT

    Effective April 13, 2000, we adopted a Shareholder Rights Agreement (the "Rights Agreement"). Under the terms of the Rights Agreement, a dividend of one common share purchase right (a "Right") was paid on April 23, 2000 to holders of record for each outstanding share of our common stock. One Right is also issued with each share of common stock issued thereafter until the date on which outstanding Rights become exercisable or are otherwise redeemed or expired. These Rights entitle the holder to purchase one share of our common stock at an exercise price of $15. The Rights become detachable and exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of our common stock, or (b) 10 days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer for 15% or more of the outstanding shares of our common stock.

    We can redeem the Rights for $0.01 per Right at any time prior to their becoming exercisable. The Rights expire on April 13, 2010, unless we redeem them earlier or they are exchanged for common stock. Under certain circumstances, if a person or group acquires 15% or more of our common stock, each Right permits the holder to purchase one share of our common stock for a price of 50% of the market price of the common stock at the time of exercise. In addition, in the event of certain business combinations, the Rights permit the holder to purchase $30 of the common stock of the acquiror for the $15 Right exercise price. Rights held by the acquiror will become null and void in both cases.

18.      SELECTED QUARTERLY FINANCIAL DATA

      Selected quarterly financial data for the years ended March 31, 2000 and 1999 is as follows:

(000 OMITTED EXCEPT FOR PER SHARE DATA)

                                                        June 30,                        September 30,
                                                        --------                        -------------
                                                 1999             1998             1999             1998
                                                 ----             ----             ----             ----
Revenues                                     $   14,136        $   10,795        $ 19,583        $ 17,074
                                             ==========        ==========       ==========     ==========
Gross profits                                $    2,972        $    3,128        $  4,292        $  4,179
                                             ==========        ==========       ==========     ==========

Income:
  Continuing operations                      $     (437)       $      476        $     26        $  1,099
  Discontinued operations                                              62                             (98)
                                             ----------        ----------       ----------     ----------

Net (loss) income                            $     (437)       $      538        $     26        $  1,001
                                             ==========        ==========       ==========     ==========

Basic (loss) income per share ($'s):
    Continuing operations                    $    (0.03)       $     0.04        $     --        $   0.08
    Discontinued operations
                                             ----------        ----------       ----------     ----------

Basic net (loss)  income
  per share                                  $    (0.03)       $     0.04        $     --        $   0.08
                                             ==========        ==========       ==========     ==========

Diluted (loss) income per share ($'s):
    Continuing operations                    $    (0.03)       $     0.03        $     --        $   0.07
    Discontinued operations                                          0.01
                                             ----------        ----------       ----------     ----------

Diluted net (loss) income
  per share                                  $    (0.03)       $     0.04        $     --        $   0.07
                                             ==========        ==========        ========        ========

                                                        December 31,                        March 31,
                                                        ------------                        ---------
                                                   1999             1998             2000             1999
                                                   ----             ----             ----             ----
Revenues                                       $   20,435       $   20,642       $   17,995        $   15,040
                                               ==========       ==========       ==========        ==========
Gross profits                                  $    4,887       $    4,981       $    5,064        $    3,271
                                               ==========       ==========       ==========        ==========

Income:
  Continuing operations                        $      400       $      396       $     (555)       $     (306)
  Discontinued operations                                             (196)                              (352)
                                               ----------       ----------       ----------        ----------

Net (loss) income                              $      400       $      200       $     (555)       $     (658)
                                               ==========       ==========       ==========        ==========

Basic (loss) income per share ($'s):
    Continuing operations                      $     0.03       $     0.03       $    (0.04)       $    (0.02)
    Discontinued operations                                          (0.01)                             (0.03)
                                               ----------       ----------       ----------        ----------

Basic net (loss)  income
  per share                                    $     0.03       $     0.02       $    (0.04)       $    (0.05)
                                               ==========       ==========       ==========        ==========

Diluted (loss) income per share ($'s):
    Continuing operations                      $     0.03       $     0.03       $    (0.04)       $    (0.02)
    Discontinued operations                                          (0.02)                             (0.03)
                                               ----------       ----------       ----------        ----------

Diluted net (loss) income
  per share                                    $     0.03       $     0.01       $    (0.04)       $    (0.05)
                                               ==========       ==========       ==========        ==========

                                    PART III


ITEM 10.      DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding executive officers required by Item 10 is furnished under "Executive Officers of the Registrant" in Part I of this report. The other information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders to be held on September 7, 2000 (the "Proxy Statement").


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

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                          PAGE OR
                                                                                                     METHOD OF FILING
                                                                                                     ----------------
              (a)   Financial Statements:

                    (1)    Report of Deloitte & Touche LLP.                                          Page 16

                    (2)   Consolidated Financial Statements and Notes to Consolidated Financial
                           Statements of the Company for the fiscal years ended March 31, 2000,
                           1999 and 1998.                                                            Page 17

              (b) Reports on Form 8-K:

                    We filed one Report on Form 8-K dated April 13, 2000, subsequent to the end of the fiscal year ended March 31, 2000. The Form 8-K reported that we have adopted a Shareholder Rights Agreement and authorized and declared a dividend of one common share purchase right for each outstanding share of common stock.

              (c)   Exhibits

                    The following exhibits are filed as part of this Report.

  EXHIBIT NO.                        DESCRIPTION                                     PAGE OR METHOD OF FILING
  -----------                        -----------                                     ------------------------
  3.1            Certificate of Incorporation of the Company              Incorporated by reference to Exhibit 3-A of
                                                                          the Company's S-1 Registration Statement No.
                                                                          33-17277

  3.2            Amendment to Articles of Incorporation                   Incorporated by reference to the Company's
                                                                          Form 8-K filing dated March 2, 1999

  3.3            Bylaws of the Company                                    Incorporated by reference to Exhibit 4-B to
                                                                          the Company's S-2 Registration Statement No.
                                                                          33-38445

  4.1            Specimen Certificate representing Common Stock           Incorporated by reference to Exhibit 4-A to
                                                                          the Company's S-1 Registration Statement No.
                                                                          33-17277

  4.2            Form of Mandatory Convertible Subordinated Note          Incorporated by reference to Exhibit 4.3 to
                                                                          the Company's S-2 Registration Statement No.
                                                                          333-15731 filed November 7, 1996

  4.3            Shareholder Rights Agreement                             Incorporated by reference to Exhibit 4.1 to
                                                                          the Company's report on Form 8-K dated April
                                                                          13, 2000

  10.2           Assignment of U.S. Patent Rights to Sensory              Incorporated by reference to Exhibit 10-B(1)
                 Science Corporation by R. Terren Dunlap and              to the Company's S-1 Registration Statement
                 Richard A. Lang, dated October 11, 1985                  No. 33-17277

  10.3           Assignment of Japanese Patent Rights to Sensory          Incorporated by reference to Exhibit 10-B(2)
                 Science Corporation by R. Terren Dunlap and              to the Company's S-1 Registration Statement
                 Richard A. Lang, dated August 5, 1987                    No. 33-17277

  10.4           Assignment of U.S. Patent Rights to Sensory              Incorporated by reference to Exhibit 10-B(3)
                 Science Corporation by R. Terren Dunlap, John            to the Company's Annual Report on Form 10-K
                 Berkheimer, and Dwayne Woodmas, dated August 4,          for 1988 (the "1988 10-K")
                 1988

  10.5           Assignment of U.S. Patent Rights to Sensory              Incorporated by reference to Exhibit 10-B(4)
                 Science Corporation by R. Terren Dunlap, John            to the Company's 1988 Annual Report on Form
                 Berkheimer, and Richard Otto, dated September 9,         10-K.
                 1988

  10.6*          Form of 1987 Nonstatutory Stock Option Plan, as          Incorporated by reference to Exhibit 4-A to
                 amended                                                  the Company's S-8 Registration Statement No.
                                                                          33-18428

  10.7*          Form of 1989 Nonstatutory Stock Option Plan, as          Incorporated by reference to Exhibit 10-C
                 amended                                                  (2) to the Company's S-8 Registration
                                                                          Statement No. 33-33033

  10.8*          Form of 1991 Directors' Nonstatutory Stock Option        Incorporated by reference to Exhibit 28.1 to
                 Plan, as amended                                         the Company's S-8 Registration Statement No.
                                                                          33-49924 and Exhibit A to the Company's 1995
                                                                          Proxy Statement.

  10.9*          Form of 1991 Employee Stock Option Plan                  Incorporated by reference to Exhibit 28.1 to
                                                                          the Company's S-8 Registration Statement No.
                                                                          33-49926

  10.11          Settlement Agreement, Manufacturing Agreement,           Incorporated by reference to Exhibit 10-E(10)
                 License and Technical Assistance Agreement and           of the Company's S-1 Registration
                 Mutual Release between Sensory Science                   Statement No. 33-18433
                 Corporation, and Samsung Electronics Co. Ltd.,
                 dated February 28, 1989.

  10.14**        Manufacturing Agreement between Sensory Science          Incorporated by reference to Exhibit 10.14 to
                 Corporation and Samsung Corporation, dated               the Company's 1993 Annual Report on Form 10-K.
                 September 14, 1993.

  10.16*         Separation Agreement between Roger B. Hackett and        Incorporated by reference to Exhibit 10.16 to
                 Sensory Science Corporation, dated August 2, 1993.       the Company's 1993 Annual Report on Form 10-K.

  10.17**        License Agreement between Sensory Science                Incorporated by reference to Exhibit 10.17 to
                 Corporation and Goldstar U.S.A.,Inc., dated July         the Company's Annual Report Form 10-K for 11,
                 1994.                                                    fiscal year ended July 31, 1994 (the "1994
                                                                          10-K").

  10.22          Office Lease Agreement between Sensory Science           Incorporated by reference to Exhibit 10.22 to
                 Corporation and 78 McClain, L.L.C., for premises         the Company's  Quarterly Report Form 10-Q for
                 at 7835 East McClain Drive, Scottsdale, AZ, dated        the quarter ended January 31, 1995.
                 November 15, 1994.

  10.24*         Form of 1993 Employee Stock Option Plan                  Incorporated by reference to Exhibit 10.24 to
                                                                          the Company's Transition Report on Form 10-K
                                                                          for 1995.

  10.26**        Manufacturing Agreement between Sensory Science          Incorporated by reference to Exhibit 10.26 to
                 Corporation and Shintom Co. Ltd. and Talk                the Company's Quarterly Report Form 10-Q for
                 Corporation, dated January 9, 1996.                      the quarter ended December 31, 1995.

  10.27**        First Amendment to Manufacturing Agreement between       Incorporated by reference to Exhibit 10.27 to
                 Sensory Science Corporation and Samsung                  the Company's Annual Report on Form 10-K for
                 Corporation dated April 1, 1996.                         1996.

  10.29          Amended and Restated Loan and Security Agreement         Incorporated by reference to Exhibit 10.31 to
                 between Sensory Science Corporation and Congress         the Company's Report on Form 10-Q for the
                 Financial, August 19, 1998                               quarter ended September 30, 1998.

  10.30          Development, Marketing, and Distribution Agreement       Incorporated by reference to Exhibit 10.30 to
                 between Sensory Science Corporation and Loewe Opta       the Quarterly Report on Form 10-Q for the
                 GmbH 1, 1997                                             quarter ended September 30, 1997


  10.31          Acquisition Agreement By and Between Sensory             Incorporated by reference to Exhibit 10.31 to
                 Science Corporation, Go-Video Productions, Inc.          the Company's Annual Report on Form 10-K for
                 and Pornthep Srichawla, Akradej Srichawla, and           the fiscal year ended March 31, 1998
                 Vorthep Srichawla dated April 1, 1998

  10.32          Amendment Number Four to Second Amended and              Filed Herewith
                 Restated Loan and Security Agreement

  21             List of Subsidiaries                                     Filed Herewith

  23             Independent Auditor's Consent                            Filed Herewith

  27             Financial Data Schedule                                  Filed Herewith

---------------------
*   Management contract or compensatory plan
** Confidential treatment requested

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

                                SENSORY SCIENCE CORPORATION


                                By /s/  Roger B. Hackett
                                   ----------------------------------
                                         Roger B. Hackett
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer,
                                         President, and Chief Operating Officer

                                Dated:  June 29, 2000

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

             NAME AND SIGNATURE                                      TITLE                                   DATE
             ------------------                                      -----                                   ----
/s/ Roger B. Hackett                          Chairman of the Board of Directors, Chief                 June 29, 2000
------------------------------------          Executive Officer, President, and Chief
Roger B. Hackett                              Operating Officer (principal executive officer)

/s/ Thomas E. Linnen                          Executive Vice President Corporate Planning and           June 29, 2000
--------------------------------------        Chief Financial Officer, Secretary and Treasurer
Thomas E. Linnen                              and Director (principal financial and accounting
                                              officer)

/s/ Carmine F. Adimando                       Director                                                  June 29, 2000
--------------------------------------
Carmine F. Adimando


/s/ Thomas F. Hartley, Jr.                    Director                                                  June 29, 2000
--------------------------------------
Thomas F. Hartley, Jr.


/s/ William T. Walker, Jr.                    Director                                                  June 29, 2000
--------------------------------------
William T. Walker, Jr.

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
------                   ----------------------
10.32                    Amendment Number Four to Second Amended and
                           Restated Loan and Security Agreement

21                       List of Subsidiaries

23                       Independent Auditor's Consent

27                       Financial Data Schedule