Form 10-Q
period 2000-06-30
SENSORY SCIENCE CORP
filed 2000-08-14
CIK 784721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

14,364,230 shares of Common Stock were outstanding as of August 7, 2000.

                           SENSORY SCIENCE CORPORATION

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------
Part I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets -- At June 30, 2000 and March 31, 2000                      3

           Consolidated Statements of Operations -- Quarters Ended
           June 30, 2000 and 1999                                                                  4

           Consolidated Statements of Cash Flows -- Three Months Ended
           June 30, 2000 and 1999                                                                5-6

           Notes to the Interim Consolidated Financial Statements                                7-8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                      9-10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             10

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                      11

SIGNATURES                                                                                       12

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO FUTURE EVENTS OR INCLUDE TERMS SUCH AS: WE OR THE COMPANY "BELIEVES", "EXPECTS", "INTENDS", "PLANS", AND OTHER USES OF FUTURE TENSES. SEE NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". ALSO SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ON PAGES 9-10 AND EXHIBIT 99.1, FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE VALIDITY OF ANY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS INCLUDE THE FOLLOWING: BUSINESS CONDITIONS AND GENERAL ECONOMIC CONDITIONS; INDUSTRY, REGULATORY, AND LEGISLATIVE INITIATIVES THAT MAY AFFECT THE COMPANY'S ABILITY TO DEVELOP, MANUFACTURE, AND MARKET ITS PRODUCTS; COMPETITIVE FACTORS, SUCH AS PRICING AND MARKETING EFFORTS OF RIVAL COMPANIES; TIMING OF PRODUCT INTRODUCTIONS; SUCCESS OF COMPETING OR FUTURE TECHNOLOGIES; ABILITY OF CONTRACT MANUFACTURERS TO MEET PRODUCT PRICE AND TECHNOLOGY OBJECTIVES AND DELIVERY SCHEDULES, AND THE PACE AND SUCCESS OF PRODUCT RESEARCH AND DEVELOPMENT.

                           SENSORY SCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30, 2000      MARCH 31, 2000
                                                        -------------      --------------
                          ASSETS                         (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                             $    580,558       $  1,218,949
  Receivables - less allowance for doubtful
   accounts of $116,000 and $116,000, respectively        11,239,771         15,670,572
  Inventories                                             14,784,128         11,869,163
  Prepaid expenses and other assets                          626,705            975,923
  Deferred tax asset                                         100,000            100,000
  Net investment in discontinued operations                     --              214,426
                                                        ------------       ------------
     Total Current Assets                                 27,331,162         30,049,033
                                                        ------------       ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Furniture, fixtures & equipment                            936,136            856,787
  Leasehold improvements                                     690,200            420,227
  Office equipment                                         1,949,503          1,803,319
  Tooling                                                  1,678,141          1,377,523
                                                        ------------       ------------
     Gross equipment and improvements                      5,253,980          4,457,856
Less accumulated depreciation and amortization            (2,041,933)        (1,912,972)
                                                        ------------       ------------
Equipment and improvements - net                           3,212,047          2,544,884
                                                        ------------       ------------

PATENTS, net of amortization                                 132,693            136,264
GOODWILL, net of amortization                              1,096,321          1,111,763
MARKET EXCLUSIVITY FEE, net of amortization                1,374,598          1,516,799
DEFERRED TAX ASSET                                           475,000            317,500
OTHER ASSETS, net of amortization                            303,731            248,414
                                                        ------------       ------------

                                                        $ 33,925,552       $ 35,924,657
                                                        ============       ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  8,251,942       $  4,789,152
  Accrued expenses                                         1,443,541            938,866
  Other current liabilities                                  932,912            957,838
  Warranty reserve                                           297,705            324,964
  Line of credit                                          13,247,507         14,732,513
                                                        ------------       ------------
     Total Current Liabilities                            24,173,607         21,743,333
  Severance reserve and other liabilities                    422,448            386,713
                                                        ------------       ------------
     Total Liabilities                                    24,596,055         22,130,046
                                                        ------------       ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                14,361             14,260
  Additional paid-in capital                              22,581,111         22,422,587
  Unrealized (loss) gain on investment, net of tax            (7,500)           228,748
  Accumulated deficit                                    (13,258,475)        (8,870,984)
                                                        ------------       ------------
     Total Stockholders' Equity                            9,329,497         13,794,611
                                                        ------------       ------------
                                                        $ 33,925,552       $ 35,924,657
                                                        ============       ============


See Notes to Consolidated Financial Statements

                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                           (UNAUDITED)
                                                      QUARTER ENDED JUNE 30,
                                                 -------------------------------
                                                     2000               1999
                                                 ------------       ------------
Net sales                                        $ 10,683,096       $ 14,136,184
Cost of sales                                       9,416,091         11,145,390
                                                 ------------       ------------
     Gross profit                                   1,267,005          2,990,794
                                                 ------------       ------------
Costs and expenses:
 Sales and marketing                                2,815,007          1,548,394
 Research and development                             749,133            865,137
 General and administrative                         1,754,069          1,032,720
                                                 ------------       ------------
                                                    5,318,209          3,446,251
                                                 ------------       ------------

Operating loss                                     (4,051,204)          (455,457)

Interest and other expenses                           336,278            259,273
                                                 ------------       ------------

Loss before income taxes                           (4,387,482)          (714,730)

Income tax benefit                                       --             (278,000)
                                                 ------------       ------------

NET LOSS                                         $ (4,387,482)      $   (436,730)
                                                 ============       ============

NET LOSS PER SHARE - BASIC                       $      (0.31)      $      (0.03)
                                                 ============       ============

NET LOSS PER SHARE - DILUTED                     $      (0.31)      $      (0.03)
                                                 ============       ============

Weighted average basic shares outstanding          14,310,507         13,678,338
  Weighted average equivalent shares                     --                 --
                                                 ------------       ------------
Weighted average diluted shares outstanding        14,310,507         13,678,338
                                                 ============       ============


See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       (UNAUDITED)
                                                               THREE MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                                 2000              1999
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $(4,387,482)      $  (436,730)
 Adjustments to reconcile net income to net cash
  provided by operations:
   Depreciation and amortization                                  377,086           275,014
   Discontinued operations                                                         (278,000)
   Change in operating assets and liabilities:
     Receivables                                                4,430,801        (1,109,971)
     Inventories                                               (2,914,965)          136,076
     Prepaids and other assets                                    (44,530)         (137,944)
     Accounts payable                                           3,462,790           616,588
     Accrued expenses                                             504,675           (56,644)
     Other asset and liabilities, net                             (84,092)         (157,673)
                                                              -----------       -----------
        Net cash provided (used) in operating activities        1,344,283        (1,149,284)
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment and improvement expenditures                         (870,719)         (154,324)
  Investment in discontinued operation                            214,426           (55,936)
  Proceeds from disposal of discontinued operations               830,924
                                                              -----------       -----------
        Net cash provided (used) in investing activities          174,631          (210,260)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                      158,625            30,540
  Net borrowings (repayments) under line of credit             (2,315,930)        1,144,284
                                                              -----------       -----------
       Net cash provided (used) by financing activities        (2,157,305)        1,174,824
                                                              -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (638,391)         (184,720)
CASH AND CASH EQUIVALENTS, beginning of period                  1,218,949           358,038
                                                              -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                      $   580,558       $   173,318
                                                              ===========       ===========


See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (UNAUDITED)
                                                    FOR THE THREE MONTHS
                                                        ENDED JUNE 30,
                                                   ----------------------
                                                       2000          1999
                                                   --------      --------
SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
  Cash paid for interest                           $343,518      $275,000

  Cash paid for income taxes                       $             $ 16,300
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
ACTIVITIES:

  Unrealized loss on investment                    $393,748      $   --


See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PREPARATION

The consolidated financial statements include Sensory Science Corporation (the "Company" or "we") and its wholly owned subsidiary, California Audio Labs, LLC ("Cal Audio"). This information should be read in conjunction with the financial statements set forth in the Sensory Science Corporation 2000 Annual Report to Stockholders for the fiscal year ended March 31, 2000 ("Fiscal 2000"). See the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of liquidity issues.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2000, the results of operations and cash flows for the quarters ended June 30, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

NOTE B - DISCONTINUED OPERATIONS

In fiscal 1999, the Company approved plans to dispose of its security products business to the former management of the business. A legal transfer of the assets occurred during May 2000. The Company has continued involvement in the new company through a guaranty of debt totaling $644,000 at June 30, 2000 for up to one year and management authority over the purchasing company through a seat on its Board of Directors. Cash proceeds from the disposal of this business during May 2000 amounted to $830,924, which represented the debt associated with the security products business. The debt was paid at closing using these proceeds. The disposition of the remaining net assets resulted in a loss of approximately $242,000, which approximated the reserve the Company had established of approximately $289,000. Therefore, the disposition did not have a material impact on the financial position of the Company.

NOTE C - PRODUCT MANUFACTURING AND LICENSING

The Market Exclusivity Fee of $1.4 million represents the unamortized balance of a $2.3 million fee paid by the Company to Loewe Opta GmbH ("Loewe Opta") for the exclusive right to market and distribute in North America a line of digital direct view televisions specifically developed and manufactured by Loewe Opta for the Company. The Company began amortization of the fee in November 1998 on a straight-line basis over the initial term of the agreement, which ends on January 1, 2003.

Sales of the Company's Dual-Deck videocassette recorder have constituted substantially all of its revenue for the last five fiscal years. For the quarter ended June 30, 2000, the Company's largest customer represented 19% of total revenues and the Company's second largest customer represented 18% of revenues. No other customer represented 10% or more of the Company's revenues. Accounts receivable from these two customers at June 30, 2000 amounted to $4.1 million.

NOTE D - DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 2000 and March 31, 2000 are as follows:

                                                   June 30, 2000      March 31, 2000
                                                   -------------      --------------
Current:
  Reserves not currently deductible                 $  1,369,200       $  1,369,200
  Unrealized loss (gain) on available-for-sale
   securities                                              5,000           (152,500)
Noncurrent:
  Differences between book & tax
   basis of property                                    (279,500)          (279,500)
  Operating loss carryforwards                         9,018,400          4,630,900
  Tax credit carryforwards                               187,300            187,300
                                                    ------------       ------------
Net Deferred Tax Asset                              $ 10,300,400       $  5,755,400
Valuation Allowance                                   (9,725,400)        (5,337,900)
                                                    ------------       ------------
Net Deferred Asset                                  $    575,000       $    417,500
                                                    ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED WITH THE QUARTER ENDED JUNE 30, 1999:

Net sales decreased $3,453,000, or 24.4% to $10.7 million during the quarter ended June 30, 2000 from $14.1 million during the quarter ended June 30, 1999. The decrease in sales was primarily due to two factors. First, gross revenues of the Dual-Deck VCRs ("DDVCR") decreased approximately 27.7% from prior year's levels due to a 14.4% decrease in unit volumes. Second, net sales were lower than last year's levels due to the granting of approximately $1.0 million in discounts to existing customers during the second half of June 2000 to jump-start the sell-through of primarily DDVCRs and to a lesser extent Digital Televisions. These discount initiatives were in response to market and seasonal issues. We expect net sales will improve particularly with the new VCR/DVD combination product, which is being shipped beginning in July 2000. New products gross revenues were up approximately 54.2% from the prior year's levels. The new product lines include the RaveMP portable internet media players, digital televisions, digital video players and California Audio Labs digital home theater products. Within this category, digital television revenue was soft in the quarter, but we expect that pricing actions and consumer acceptance will cause sell-through to improve.

Gross profit was approximately $1.3 million and $3.0 million for the quarters ended June 30, 2000 and June 30, 1999, respectively. Gross profit as a percentage of sales for the quarter ended June 30, 2000 was 11.9%, which was down significantly from last year's levels of approximately 21.2%. Gross margins were negatively impacted by the granting of approximately $1.0 million in discounts during June 2000. Without these discounts, gross margins would have been approximately 9% higher. We anticipate that gross margins will improve going forward.

Sales and marketing expense was approximately $2.8 million for the quarter ended June 30, 2000, essentially the same as the fourth quarter of fiscal 2000, but up $1.3 million from prior year levels. The increase in sales and marketing expense was primarily due to increased promotional costs for market development funds paid to customers and price rebates issued to consumers.

Research and development expense during the first quarter decreased slightly from last year's levels to about $0.7 million, but were approximately 60% higher than the fourth quarter of last year due to high product development expenses associated with the media appliance product concept that the Company is developing. As a percentage of sales, research and development expense was 7.0% for the quarter ended June 30, 2000 compared to 6.1% for the quarter ended June 30, 1999.

General and administrative expense was up approximately $0.7 million, or up 70%, from the prior year due to expanded business development activities, increased staffing and upgrading our computer operations. General and administrative expense as a percentage of revenues was 16.4% for the quarter ended June 30, 2000 compared to 7.3% for the quarter ended June 30, 1999.

Because of the above, the Company recorded an operating loss of $4.1 million for the quarter ended June 30, 2000 compared to an operating loss of $0.5 million for the quarter ended June 30, 1999. The Company recorded net interest and other expense of $0.3 million for the quarter ended June 30, 2000, which was up slightly from last year's levels.

SEASONALITY

The Company's product lines compete within the consumer electronics industry, which generally experiences seasonal peaks in sales from September through January, covering the holiday selling season. The Company expects to continue to exhibit seasonal peaks of its sales in line with industry experience.

FUTURE RESULTS

Our expectations for results of operations and other forward - looking statements contained in this quarterly report on Form 10-Q, in particular statements concerning expected future growth in revenues and earnings, and development of the home theater markets, the Internet recording and playback devices markets and other new product markets, involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially from those expected are provided in Exhibit 99.1 and the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts of rival companies; timing of product introductions and consumer acceptance of new products; ability of contract manufacturers to meet product price objectives and delivery schedules; legislative, regulatory and industry initiatives that may affect planned or actual product features and marketing methods; and the pace and success of product research and development.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $1.3 million for the three months ended June 30, 2000, representing an increase of $2.5 million as compared with the three months ended June 30, 1999. The most significant factor comprising the net cash provided for the three months ended June 30, 2000 was a decrease in accounts receivable due mostly to improved collection efforts and high sales at the close of fiscal 2000 which were being collected during the three months ended June 30, 2000. Also contributing to the increase in cash provided by operating activities was an increase in accounts payable due primarily to the timing of payments to the Company's various product suppliers. An increase in product inventories due to lower than anticipated sales volumes partially offset these improvements.

The Company funds its cash requirements through a combination of cash flow from operations and loans under a line of credit with Congress Financial Corporation. During the fiscal year, the Company's sales seasonality generally requires incremental working capital for investment primarily in inventories and receivables. The Company's primary source of funds for the three months ended June 30, 2000 was the line of credit. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended during June 2000. The maximum line of credit is $30.0 million, limited by a borrowing base determined by specific inventory and receivable balances. Interest is charged at prime plus 1/2%. The line is collateralized by all assets of the Company. The unused and available line of credit at June 30, 2000 was approximately $1.5 million.

Working capital of the Company has declined from $8.3 million at the end of fiscal 2000 to $3.2 million at the end of June 30, 2000. The Company experienced operating losses during the quarter ended June 30, 2000 due to decreases in unit volumes and declining average selling prices on certain key products which has affected the Company's liquidity. Management is addressing liquidity issues by renegotiating terms with contract manufacturers and is reviewing certain strategic relationships and planned expenditures. In addition, management is attempting to obtain additional outside investment to fund Company initiatives and/or working capital. Management believes that these actions and plans will provide sufficient working capital for the Company for the next twelve months.

INFLATION

Inflation has had no material effect on the Company's operations or financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

10.33 Amendment Number Five to Second Amended and Restated Loan and Security Agreement.

10.34 Asset Purchase Agreement between GVI Security, Inc. and Sensory Science Corporation dated May 9, 2000.

10.35 Inventory Transfer Agreement dated as of May 9, 2000 by and among GVI Security, Inc., Sensory Science Corporation, and Samsung Electronics Co., Ltd.

27         Financial Data Schedule

99.1       Safe Harbor Compliance Statement for Forward-Looking Statements

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SENSORY SCIENCE CORPORATION
                                                     (Registrant)



Date: August 14, 2000                  By /s/ Roger B. Hackett
                                          --------------------------------------
                                          Roger B. Hackett Chairman of the
                                          Board, Chief Executive Officer,
                                          President and Chief Operating Officer




Date: August 14, 2000                  By /s/ Thomas E. Linnen
                                          --------------------------------------
                                          Thomas E. Linnen Executive Vice
                                          President (principal financial and
                                          accounting officer)

                                EXHIBIT INDEX


10.33 Amendment Number Five to Second Amended and Restated Loan and Security Agreement.

10.34 Asset Purchase Agreement between GVI Security, Inc. and Sensory Science Corporation dated May 9, 2000.

10.35 Inventory Transfer Agreement dated as of May 9, 2000 by and among GVI Security, Inc., Sensory Science Corporation, and Samsung Electronics Co., Ltd.

27         Financial Data Schedule

99.1       Safe Harbor Compliance Statement for Forward-Looking Statements