Form 10-Q
period 2000-09-30
SENSORY SCIENCE CORP
filed 2000-11-14
CIK 784721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

14,426,970 shares of Common Stock were outstanding as of November 7, 2000.

                                            SENSORY SCIENCE CORPORATION

                                                       INDEX

                                                                                          PAGE NO.
                                                                                          --------
Part I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets -- At September 30, 2000 and March 31, 2000            3

             Consolidated Statements of Operations and Comprehensive (Loss) Income --
             Quarters and Six Months Ended September 30, 2000 and 1999                        4-5

             Consolidated Statements of Cash Flows -- Six Months Ended
             September 30, 2000 and 1999                                                      6-7

             Notes to the Consolidated Financial Statements                                  8-10

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                                11-14

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     12-13

PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            14-15

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                  15

SIGNATURES                                                                                     16

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO FUTURE EVENTS OR INCLUDE TERMS SUCH AS: WE OR THE COMPANY "BELIEVES", "EXPECTS", "INTENDS", "PLANS", AND OTHER USES OF FUTURE TENSES. SEE NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" FOR SUCH FORWARD LOOKING STATEMENTS. ALSO SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ON PAGES 10-12 AND EXHIBIT 99.1 FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE VALIDITY OF ANY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS INCLUDE THE FOLLOWING: BUSINESS CONDITIONS AND GENERAL ECONOMIC CONDITIONS; INDUSTRY, REGULATORY, AND LEGISLATIVE INITIATIVES THAT MAY AFFECT THE COMPANY'S ABILITY TO DEVELOP, MANUFACTURE, AND MARKET ITS PRODUCTS; COMPETITIVE FACTORS, SUCH AS PRICING AND MARKETING EFFORTS OF RIVAL COMPANIES; TIMING OF PRODUCT INTRODUCTIONS; SUCCESS OF COMPETING OR FUTURE TECHNOLOGIES; ABILITY OF CONTRACT MANUFACTURERS TO MEET PRODUCT PRICE AND TECHNOLOGY OBJECTIVES AND DELIVERY SCHEDULES, AND THE PACE AND SUCCESS OF PRODUCT RESEARCH AND DEVELOPMENT AND FINANCING INITIATIVES.

                           SENSORY SCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,     MARCH 31,
                                                          2000            2000
                                                      ------------     ------------
                       ASSETS                          (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                           $  1,281,766     $  1,218,949
  Receivables - less allowance for doubtful
   accounts of $116,000 and $116,000, respectively      13,477,930       15,670,572
  Inventories                                           12,976,019       11,869,163
  Prepaid expenses and other assets                        394,247          975,923
  Deferred tax asset                                            --          100,000
  Net investment in discontinued operations                     --          214,426
                                                      ------------     ------------
     Total Current Assets                               28,129,962       30,049,033
                                                      ------------     ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Furniture, fixtures & equipment                        1,018,282          856,787
  Leasehold improvements                                   651,615          420,227
  Office equipment                                       2,017,555        1,803,319
  Tooling                                                1,565,623        1,377,523
                                                      ------------     ------------
     Gross equipment and improvements                    5,253,075        4,457,856
Less accumulated depreciation and amortization          (2,390,323)      (1,912,972)
                                                      ------------     ------------
Equipment and improvements - net                         2,862,752        2,544,884
                                                      ------------     ------------

PATENTS, net of amortization                               129,122          136,264
GOODWILL, net of amortization                            1,080,880        1,111,763
MARKET EXCLUSIVITY FEE, net of amortization              1,232,398        1,516,799
DEFERRED TAX ASSET                                         570,000          317,500
OTHER ASSETS, net of amortization                          261,576          248,414
                                                      ------------     ------------

                                                      $ 34,266,690     $ 35,924,657
                                                      ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 12,710,460     $  4,789,152
  Accrued expenses                                       1,031,029          938,866
  Other current liabilities                                776,032          957,838
  Warranty reserve                                         271,262          324,964
  Line of credit                                        14,969,979       14,732,513
                                                      ------------     ------------
     Total Current Liabilities                          29,758,762       21,743,333
  Severance reserve and other liabilities                  453,144          386,713
                                                      ------------     ------------
     Total Liabilities                                  30,211,906       22,130,046
                                                      ------------     ------------
STOCKHOLDERS' EQUITY:
  Common stock                                              14,422           14,260
  Additional paid-in capital                            22,723,832       22,422,587
  Unrealized gain on investment, net of tax                     --          228,748
  Accumulated deficit                                  (18,683,470)      (8,870,984)
                                                      ------------     ------------
     Total Stockholders' Equity                          4,054,784       13,794,611
                                                      ------------     ------------
                                                      $ 34,266,690     $ 35,924,657
                                                      ============     ============

                 See Notes to Consolidated Financial Statements

                           SENSORY SCIENCE CORPORATION
      CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME


                                                                (UNAUDITED)
                                                         QUARTER ENDED SEPTEMBER 30,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------     -----------

Net sales                                               $ 18,513,505     $19,582,961
Cost of sales                                             17,607,609      15,290,966
                                                        ------------     -----------
     Gross profit                                            905,896       4,291,995
                                                        ------------     -----------
Costs and expenses:
 Sales and marketing                                       3,178,965       1,707,766
 Research and development                                    770,082       1,009,418
 General and administrative                                1,996,536       1,246,374
                                                        ------------     -----------
                                                           5,945,583       3,963,558
                                                        ------------     -----------

Operating (loss) income                                   (5,039,687)        328,437

Interest and other expenses                                  385,317         302,713
                                                        ------------     -----------

(Loss) income before income taxes                         (5,425,004)         25,724

Income tax benefit                                                --              --
                                                        ------------     -----------

NET (LOSS) INCOME                                       $ (5,425,004)    $    25,724
                                                        ============     ===========


NET (LOSS) INCOME PER SHARE - BASIC                     $      (0.38)    $      0.00
                                                        ============     ===========

NET (LOSS) INCOME PER SHARE - DILUTED                   $      (0.38)    $      0.00
                                                        ============     ===========


Weighted average basic shares outstanding                 14,373,867      13,784,975
  Weighted average equivalent shares                              --       1,083,673
                                                        ------------     -----------
Weighted average diluted shares outstanding               14,373,867      14,868,648
                                                        ============     ===========

  NET (LOSS) INCOME                                     $ (5,425,004)    $    25,724
   Other comprehensive income - Holding gain
   arising during the quarter, net of tax of $5,000            7,500
                                                        ------------     -----------
  COMPREHENSIVE (LOSS) INCOME                           $ (5,417,504)    $    25,724
                                                        ============     ===========




See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS


                                                              (UNAUDITED)
                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------
                                                          2000             1999
                                                      ------------     ------------
Net sales                                             $ 29,196,601     $ 33,719,145
Cost of sales                                           27,023,700       26,436,356
                                                      ------------     ------------
     Gross profit                                        2,172,901        7,282,789
                                                      ------------     ------------
Costs and expenses:
 Sales and marketing                                     5,993,972        3,283,097
 Research and development                                1,519,215        1,891,896
 General and administrative                              3,750,605        2,234,816
                                                      ------------     ------------
                                                        11,263,792        7,409,809
                                                      ------------     ------------

Operating loss                                          (9,090,891)        (127,020)

Interest and other expenses                                721,595          561,986
                                                      ------------     ------------

Loss before income taxes                                (9,812,486)        (689,006)

Income tax benefit                                              --         (278,000)
                                                      ------------     ------------

NET LOSS                                              $ (9,812,486)    $   (411,006)
                                                      ============     ============


NET LOSS PER SHARE - BASIC                            $      (0.68)    $      (0.03)
                                                      ============     ============

NET LOSS PER SHARE - DILUTED                          $      (0.68)    $      (0.03)
                                                      ============     ============


Weighted average basic shares outstanding               14,342,187       13,724,603
  Weighted average equivalent shares                            --               --
                                                      ------------     ------------
Weighted average diluted shares outstanding             14,342,187       13,724,603
                                                      ============     ============

  NET LOSS                                            $ (9,812,486)    $   (411,006)
   Other comprehensive loss - Holding loss arising
   during the six months, net of tax of $152,500          (228,748)
                                                      ------------     ------------
  COMPREHENSIVE LOSS                                  $(10,041,234)    $   (411,006)
                                                      ============     ============





See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    (UNAUDITED)
                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                           -----------------------------
                                                                2000            1999
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(9,812,486)    $  (411,006)
 Adjustments to reconcile net loss to net cash
  provided (used) by operations:
   Depreciation and amortization                              1,079,469         666,910
   Deferred taxes                                                              (278,000)
   Change in operating assets and liabilities:
     Receivables                                              2,192,642      (8,976,424)
     Inventories                                             (1,106,856)        416,582
     Prepaids and other assets                                  (49,574)       (451,552)
     Accounts payable                                         7,921,308       1,488,219
     Accrued expenses                                            92,163         461,338
     Other asset and liabilities, net                          (194,425)       (174,271)
                                                            -----------     -----------
        Net cash provided (used) in operating activities        122,241      (7,258,204)
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment and improvement expenditures                     (1,062,811)     (1,079,339)
  Investment in discontinued operation                          214,426        (299,379)
  Proceeds from disposal of discontinued operations             830,924
  Proceeds from sale of investment                              250,088
                                                            -----------     -----------
        Net cash provided (used) in investing activities        232,627      (1,378,718)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                    301,407          64,244
  Net (repayments) borrowings under line of credit             (593,458)      8,559,520
                                                            -----------     -----------
       Net cash (used) provided by financing activities        (292,051)      8,623,764
                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             62,817         (13,158)
CASH AND CASH EQUIVALENTS, beginning of period                1,218,949         358,038
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                    $ 1,281,766     $   344,880
                                                            ===========     ===========




See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              (UNAUDITED)
                                          FOR THE SIX MONTHS
                                          ENDED SEPTEMBER 30,
                                         ---------------------
                                           2000        1999
                                         --------    --------
SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
  Cash paid for interest                 $735,118    $576,412
  Cash paid for income taxes             $     --    $ 16,300












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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the quarters and six months ended September 30, 2000 and 1999 and cash flows for the six months ended September 30, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

NOTE B - RECENT DEVELOPMENTS

Working capital of the Company has declined from $8.3 million at the end of fiscal 2000 to a deficit of $1.6 million at the end of September 30, 2000. The Company experienced operating losses during the six months ended September 30, 2000 due to decreases in unit volumes and declining average selling prices on certain key products which has affected the Company's liquidity. Management is addressing liquidity issues by obtaining price reductions with contract manufacturers and is reviewing certain strategic relationships and planned expenditures. In addition, management has obtained additional credit for inventory purchases amounting to $5.0 million from a major supplier. This new credit limit is fully utilized at September 30, 2000. During the quarter ended September 30, 2000, we also announced a reorganization of the Company, more fully described below. Management is also attempting to obtain additional outside investment to fund Company initiatives and/or working capital. Management believes that these actions and plans will provide sufficient working capital for the Company for the next twelve months.

During the second quarter of the fiscal year, we announced a business reorganization to place more emphasis on sales and marketing initiatives and improve operational efficiency. As part of the reorganization, we consolidated our sales force to get closer to the customer, streamlined operations to be more responsive and increase efficiencies and shifted resources to marketing from other areas of our business. In addition, we began shifting the manufacturing of our California Audio Labs product line from internal manufacturing to contract manufacturing. This move of manufacturing operations will take us completely out of the manufacturing business, which has proven to be costly to our bottom line. The overall corporate reorganization will result in the reduction in total staff of about one-third, with the most significant portion being manufacturing-related positions. As part of this overall reorganization, we incurred a one-time charge of approximately $1.5 million. Approximately $1.3 million of this one-time charge relates to inventory and obsolete parts writedowns and the remaining $0.2 million associated with severance costs. In addition to the above initiatives, we have also negotiated price reductions, increased credit lines with a key manufacturer and improved payment terms with our key manufacturing partners which should benefit our margins going forward.


NOTE C - DISCONTINUED OPERATIONS

In fiscal 1999, the Company approved plans to dispose of its security products business to the former management of the business. A legal transfer of the assets occurred during May 2000. The Company has continued involvement in the new company through a guaranty of debt totaling $990,000 at September 30, 2000 for up to one year and management authority over the purchasing company through a seat on its Board of Directors. Cash proceeds from the disposal of this business during May 2000 amounted to $830,924, which represented the debt associated with the security products business. The debt was paid at closing using these proceeds. The disposition of the remaining net assets resulted in a loss of approximately $242,000, which approximated the reserve the Company had established of approximately $289,000. Therefore, the disposition did not have a material impact on the financial position of the Company.

NOTE D - PRODUCT MANUFACTURING AND LICENSING

The Market Exclusivity Fee of $1.2 million represents the unamortized balance of a $2.3 million fee paid by the Company to Loewe Opta GmbH ("Loewe Opta") for the exclusive right to market and distribute in North America a line of digital direct view televisions specifically developed and manufactured by Loewe Opta for the Company. An amendment to our agreement with Loewe Opta was completed in September 2000, modifying the territory to market and distribute these products to exclude Mexico and Canada. In exchange, we have received pricing concessions on certain models of digital direct view televisions purchased from Loewe Opta. In our opinion, the change in territory has a minimal effect on our marketing and sales strategy for these products. Accordingly, the carrying amount of the market exclusivity fee was not reduced. The Company began amortization of the fee in November 1998 on a straight-line basis over the initial term of the agreement which ended on January 1, 2003. This amendment reduces the initial term by one year and now expires on January 1, 2002.

NOTE E - COMPANY OPERATIONS

Sales of the Company's Dual-Deck videocassette recorder have constituted substantially all of its revenue for the last five fiscal years. For the six months ended September 30, 2000, the Company's largest customer represented 13.9% of total revenues and the Company's second largest customer represented 10.2% of revenues. No other customer represented 10% or more of the Company's revenues. Accounts receivable at September 30, 2000 for the Company's largest customer amounted to approximately $3.8 million and approximately $1.1 million for the Company's second largest customer.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, an amendment to SFAS No. 133. The Company will adopt these statements effective April 1, 2001. The statements require that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. We are in the process of evaluating the impact which will result upon adoption of this standard.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), that summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on our revenues or revenue recognition policy.

NOTE G - SEGMENT INFORMATION

We have adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 which requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

We operate in one business segment but track revenue by two product categories. Operating margins are not tracked separately by category. The following represents the revenue by product category for the quarters and six months ended September 30:

                                         2000                   1999
                                  -------------------    -------------------
                                       $          %          $           %
                                  ----------    -----    ----------    -----
QUARTERS ENDED SEPTEMBER 30:
  Dual-Deck VCR's                  9,195,230     49.7    17,713,877     90.5
  New Digital Products             9,318,275     50.3     1,869,084      9.5
                                  ----------    -----    ----------    -----
     Total                        18,513,505    100.0    19,582,961    100.0
                                  ==========    =====    ==========    =====

SIX MONTHS ENDED SEPTEMBER 30:
  Dual-Deck VCR's                 17,418,255     59.7    29,622,986     87.9
  New Digital Products            11,778,346     40.3     4,096,159     12.1
                                  ----------    -----    ----------    -----
     Total                        29,196,601    100.0    33,719,145    100.0
                                  ==========    =====    ==========    =====

Our assets are all located in the United States and all sales were to customers in the United States and Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS:

Working capital of the Company has declined from $8.3 million at the end of fiscal 2000 to a deficit of $1.6 million at the end of September 30, 2000. The Company experienced operating losses during the six months ended September 30, 2000 due to decreases in unit volumes and declining average selling prices on certain key products which has affected the Company's liquidity. Management is addressing liquidity issues by obtaining price reductions with contract manufacturers and is reviewing certain strategic relationships and planned expenditures. In addition, management has obtained additional credit for inventory purchases amounting to $5.0 million from a major supplier. This new credit limit is fully utilized at September 30, 2000. During the quarter ended September 30, 2000, we also announced a reorganization of the Company, more fully described below. Management is also attempting to obtain additional outside investment to fund Company initiatives and/or working capital. Management believes that these actions and plans will provide sufficient working capital for the Company for the next twelve months.

During the second quarter of the fiscal year, we announced a business reorganization to place more emphasis on sales and marketing initiatives and improve operational efficiency. As part of the reorganization, we consolidated our sales force to get closer to the customer, streamlined operations to be more responsive and increase efficiencies and shifted resources to marketing from other areas of our business. In addition, we began shifting the manufacturing of our California Audio Labs product line from internal manufacturing to contract manufacturing. This move of manufacturing operations will take us completely out of the manufacturing business, which has proven to be costly to our bottom line. The overall corporate reorganization will result in the reduction in total staff of about one-third, with the most significant portion being manufacturing-related positions. As part of this overall reorganization, we incurred a one-time charge of approximately $1.5 million. Approximately $1.3 million of this one-time charge relates to inventory and obsolete parts writedowns and the remaining $0.2 million associated with severance costs. In addition to the above initiatives, we have also negotiated price reductions, increased credit lines with a key manufacturer and improved payment terms with our key manufacturing partners which should benefit our margins going forward.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1999:

Net sales decreased $1,069,000, or 5.5%, to $18.5 million during the quarter ended September 30, 2000 from $19.6 million during the quarter ended September 30, 1999. The decrease in sales was primarily due to a decline in gross revenues of the Dual-Deck VCRs ("DDVCR") by approximately 50% from prior year's levels due to a 37.4% decrease in unit volumes. Partially offsetting this decrease in the DDVCR business was the sale of the new VCR/DVD combination products which accounted for approximately 36% of gross sales in the second quarter of 2000. We expect the VCR/DVD product sales will account for approximately 40% of revenues in the quarter ended December 31, 2000. Other new products gross revenues were down approximately 10% from the prior year's levels, primarily due to lower sales volume of RaveMP portable internet media players. In addition, digital television revenue was essentially flat with last year.

Gross profit was approximately $0.9 million and $4.3 million for the quarters ended September 30, 2000 and September 30, 1999, respectively. Gross profit as a percentage of sales for the quarter ended September 30, 2000 was 4.9%, which was down significantly from last year's levels of approximately 21.9%. This quarter's gross profit includes a one-time charge of approximately $1.3 million relating to inventory writedowns of one model of our digital television, certain internet media players and obsolete parts. Without this one-time charge, gross margins for the quarter ended September 30, 2000 would have been 12.2% of sales, down significantly from last year's levels. The primary factor contributing to the decline in gross margins is a 21.6% decline in the average selling prices of the DDVCR and to a lesser extent a similar decline in the average selling prices of digital televisions due to the transition from the 480p line of products to the 1080i line or high definition compatible products. We anticipate that gross margins for the DDVCR business will continue to decline.

Sales and marketing expense was approximately $3.2 million for the quarter ended September 30, 2000, up slightly from the first quarter, but up $1.5 million from prior year levels. The increase in sales and marketing expense was primarily due to increased promotional costs for market development funds paid to customers and increased costs of consumer rebate programs.

Research and development expense for the quarter ended September 30, 2000, although essentially flat with the first quarter of the fiscal year, decreased from last year's levels by about $0.2 million for the same period due primarily to lower travel and design costs. As a percentage of sales, research and development expense was 4.2% for the quarter ended September 30, 2000 compared to 5.2% for the quarter ended September 30, 1999.

General and administrative expense was up approximately $0.8 million, or up 60%, from the prior year to $2.0 million. General and administrative expense for the quarter ended September 30, 2000 includes severance costs for staff reductions amounting to approximately $0.2 million. Without the one-time charge, general and administrative costs were essentially level with the first quarter of the fiscal year but up from the prior year due primarily to higher salary costs. During the second quarter, we announced staff reductions that we expect will reduce payroll cost by approximately $2.4 million on an annual basis. General and administrative expense as a percentage of revenues, excluding the severance charges, was 9.8% for the quarter ended September 30, 2000 compared to 6.4% for the quarter ended September 30, 1999.

Because of the above, the Company recorded an operating loss of $5.0 million for the quarter ended September 30, 2000 compared to near breakeven for the quarter ended September 30, 1999. We recorded net interest and other expense of $0.4 million for the quarter ended September 30, 2000, which was up slightly from last year's levels.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1999:

Net sales decreased $4.5 million, or 13.4%, to $29.2 million during the six months ended September 30, 2000 from $33.7 million during the six months ended September 30, 1999. The decrease in sales was primarily due to a decline in gross revenues of the Dual-Deck VCRs ("DDVCR") by approximately 42% from prior year's levels due to a 29% decrease in unit volumes. Partially offsetting this decrease in the DDVCR business was the sale of the new VCR/DVD combination products which began shipping to customers late in the third quarter of 2000. We expect the selling price of our DDVCR product line will be under pressure, however we are continuing to work with our suppliers to obtain more favorable pricing and terms and we expect those benefits will begin to be felt during the quarters ahead. We expect the VCR/DVD product sales will account for approximately 40% of revenues in the quarter ended December 31, 2000. Other new products' gross revenues were essentially level with last year. We believe recent retail price moves in connection with lower negotiated purchase prices and the introduction of the new 1080i model in the third quarter of the fiscal year should improve revenues from digital televisions.

Gross profit was approximately $2.2 million and $7.3 million for the six months ended September 30, 2000 and September 30, 1999, respectively. Gross profit as a percentage of sales for the six months ended September 30, 2000 was 7.4%, which was down significantly from last year's levels of approximately 21.6%. The six months ended September 30, 2000 includes a one-time charge of approximately $1.3 million relating to inventory writedowns of one model of our digital television, certain internet media players and obsolete parts. Without this one-time charge, gross margins for the six months ended September 30, 2000 would have been 12.1% of sales, down significantly from last year's levels. The primary factor contributing to the decline in gross margins is an 18.1% decline in the average selling prices of the DDVCR and to a lesser extent as similar decline in the average selling prices of digital televisions. We anticipate that future gross margins for the DDVCR business will continue to decline.

Sales and marketing expense was approximately $6.0 million for the six months ended September 30, 2000, up $2.7 million from prior year levels. The increase in sales and marketing expense was primarily due to increased promotional costs for market development funds paid to customers and increased costs of consumer rebate programs.

Research and development expense for the six months ended September 30, 2000 was down approximately $0.4 million, or 19.7%, from last year's levels due primarily to lower travel and design costs. As a percentage of sales, research and development expense was 5.2% for the six months ended September 30, 2000 compared to 5.6% for the six months ended September 30, 1999.

General and administrative expense was up approximately $1.5 million from the prior year to $3.8 million due primarily to higher expenses associated with our information system infrastructure and overall salary costs. General and administrative expense for the six months ended September 30, 2000 includes severance costs for staff reductions amounting to approximately $0.2 million. During the second quarter, we announced staff reductions that we expect will reduce payroll cost by approximately $2.4 million on an annual basis. General and administrative expense as a percentage of revenues, excluding the severance charges, was 12.3% for the six months ended September 30, 2000 compared to 6.6% for the six months ended September 30, 1999.

Because of the above, the Company recorded an operating loss of $9.1 million for the six months ended September 30, 2000 compared to an operating loss of $0.1 million for the six months ended September 30, 1999. We recorded net interest and other expense of $0.7 million for the six months ended September 30, 2000, which was up $0.2 million from last year's levels due to additional borrowings under our line of credit.

SEASONALITY

The Company's product lines compete within the consumer electronics industry, which generally experiences seasonal peaks in sales from September through January, covering the holiday selling season. The Company expects to continue to exhibit seasonal peaks of its sales in line with industry experience.

FUTURE RESULTS

Our expectations for results of operations and other forward - looking statements contained in this quarterly report on Form 10-Q, in particular statements concerning expected future revenues and expenses, and development of the home theater markets, the Internet recording and playback devices markets and other new product markets, involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially from those expected are provided in Exhibit 99.1 and the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts of rival companies; timing of product introductions and consumer acceptance of new products; ability of contract manufacturers to meet product price objectives and delivery schedules; legislative, regulatory and industry initiatives that may affect planned or actual product features and marketing methods; and the pace and success of product research and development and financing initiatives.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $0.1 million for the six months ended September 30, 2000, representing an increase of $7.4 million as compared with the six months ended September 30, 1999. The most significant factors comprising the net cash provided by operating activities for the six months ended September 30, 2000 was a decrease in accounts receivable due mostly to improved collection efforts and changes in trade payables due to improved terms with a major supplier of products sold by the Company. An increase in product inventories due to lower than anticipated sales volumes partially offset these changes.

The Company funds its cash requirements through a combination of cash flow from operations and loans under a line of credit with Congress Financial Corporation. During the fiscal year, the Company's sales seasonality generally requires incremental working capital for investment primarily in inventories and receivables. The Company's primary source of funds for the six months ended September 30, 2000 was the line of credit. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended during June 2000. The maximum line of credit is $30.0 million, limited by a borrowing base determined by specific inventory and receivable balances. Interest is charged at prime plus 1/2%. The line is collateralized by all assets of the Company. The unused and available line of credit at September 30, 2000 was approximately $2.5 million. The Company's ability to purchase products sold in the marketplace to meet customer demand may be limited by the availability of funds under the line of credit.

Working capital of the Company has declined from $8.3 million at the end of fiscal 2000 to a deficit of $1.6 million at the end of September 30, 2000. The Company experienced operating losses during the six months ended September 30, 2000 due to decreases in unit volumes and declining average selling prices on certain key products which has affected the Company's liquidity. Management is addressing liquidity issues by obtaining price reductions with contract manufacturers and is reviewing certain strategic relationships and planned expenditures. In addition, management has obtained additional credit for inventory purchases amounting to $5.0 million from a major supplier. This new credit limit is fully utilized at September 30, 2000. During the quarter ended September 30, 2000, we also announced a reorganization of the Company, more fully described below. Management is also attempting to obtain additional outside investment to fund Company initiatives and/or working capital. Management believes that these actions and plans will provide sufficient working capital for the Company for the next twelve months.

During the second quarter of the fiscal year, we announced a business reorganization to place more emphasis on sales and marketing initiatives and improve operational efficiency. As part of the reorganization, we consolidated our sales force to get closer to the customer, streamlined operations to be more responsive and increase efficiencies and shifted resources to marketing from other areas of our business. In addition, we began shifting the manufacturing of our California Audio Labs product line from internal manufacturing to contract manufacturing. This move of manufacturing operations will take us completely out of the manufacturing business, which has proven to be costly to our bottom line. The overall corporate reorganization will result in the reduction in total staff of about one-third, with the most significant portion being manufacturing-related positions. As part of this overall reorganization, we incurred a one-time charge of approximately $1.5 million. Approximately $1.3 million of this one-time charge relates to inventory and obsolete parts writedowns and the remaining $0.2 million associated with severance costs. In addition to the above initiatives, we have also negotiated price reductions, increased credit lines with a key manufacturer and improved payment terms with our key manufacturing partners which should benefit our margins going forward.

INFLATION

Inflation has had no material effect on the Company's operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on September 7, 2000. The stockholders elected the following persons to serve three-year terms as Directors of the Corporation: Thomas F. Hartley, Jr. and Carmine F. Adimando. The votes for and against (withheld) each nominee were as follows:

           Nominee                 Votes For       Votes Withheld
    ---------------------          ----------      --------------
    Thomas F. Hartley, Jr          12,030,079          777,466
    Carmine F. Adimando            12,040,979          766,566

Roger B. Hackett, Thomas E. Linnen and William T. Walker, Jr. also continued as Directors following the meeting.

The stockholders also approved the Sensory Science Corporation 2000 Stock Incentive Plan. The votes for and against the 2000 Stock Incentive Plan were as follows:

     Votes For        Abstentions      Votes Against     Broker Non-votes
     ---------        -----------      -------------     ----------------
     2,994,560          272,558          1,340,176          8,200,251

The stockholders also approved the Sensory Science Corporation 2000 Nonemployee Directors' Stock Options Plan. The votes for and against the 2000 Nonemployee Directors' Stock Option Plan were as follows:

     Votes For         Abstentions     Votes Against     Broker Non-votes
     ---------         -----------     -------------     ----------------
     2,867,579          296,506          1,443,209          8,200,251

The stockholders did not approve an amendment to the Certificate of Incorporation to authorize the issuance of Preferred Stock. This proposal required the affirmative vote of a majority of the outstanding Common Stock of the Company. The votes for and against the amendment to the Certificate of Incorporation to authorize the issuance of Preferred Stock were as follows:

     Votes For        Abstentions      Votes Against    Broker Non-votes
     ---------        -----------      -------------    -----------------
     2,709,723          148,809          1,748,762          8,200,251


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

      3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3-A of the Company's S-1 Registration
               Statement No. 33-17277.

      3.2 Amendment to Articles of Incorporation. Incorporated by reference to the Company's Form 8-K filing dated March 2, 1999.

      10.33    Amendment No. 3. to the Development, Marketing and Distribution
               Agreement between Sensory Science Corporation and Loewe Opta GmbH dated January 1, 1997. Filed Herewith.

      27       Financial Data Schedule

      99.1     Safe Harbor Compliance Statement for Forward-Looking Statements

(B)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SENSORY SCIENCE CORPORATION
                                        (Registrant)



Date: November 14, 2000          By /s/ Roger B. Hackett
                                   ---------------------------------------------
                                    Roger B. Hackett Chairman of the Board,
                                    Chief Executive Officer, President and
                                    Chief Operating Officer




Date: November 14, 2000          By /s/ Thomas E. Linnen
                                   ---------------------------------------------
                                    Thomas E. Linnen Executive Vice President
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX



    EXHIBIT
      NO                               DESCRIPTION
    -------                            -----------
      3.1      Certificate of Incorporation of the Company. Incorporated by
               reference to Exhibit 3-A of the Company's S-1 Registration
               Statement No. 33-17277.

      3.2 Amendment to Articles of Incorporation. Incorporated by reference to the Company's Form 8-K filing dated March 2, 1999.

      10.33    Amendment No. 3. to the Development, Marketing and Distribution
               Agreement between Sensory Science Corporation and Loewe Opta GmbH dated January 1, 1997. Filed Herewith.

      27       Financial Data Schedule

      99.1     Safe Harbor Compliance Statement for Forward-Looking Statements