Form 10-Q
period 2000-12-31
SENSORY SCIENCE CORP
filed 2001-02-14
CIK 784721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

14,426,970 shares of Common Stock were outstanding as of February 7, 2001.

                           SENSORY SCIENCE CORPORATION

                                      INDEX

                                                                                                             PAGE NO.
                                                                                                             --------
Part I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets -- At December 31, 2000 and March 31, 2000                                3

           Consolidated Statements of Operations and Comprehensive Income (Loss) --
           Quarters and Nine Months Ended December 31, 2000 and 1999                                           4-5

           Consolidated Statements of Cash Flows -- Nine Months Ended
           December 31, 2000 and 1999                                                                          6-7

           Notes to Consolidated Financial Statements                                                         8-10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                   11-15

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                           15

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                     15

SIGNATURES                                                                                                      16

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO FUTURE EVENTS OR INCLUDE TERMS SUCH AS: WE OR THE COMPANY "BELIEVES", "EXPECTS", "INTENDS", "PLANS", AND OTHER USES OF FUTURE TENSES. SEE NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" FOR SUCH FORWARD LOOKING STATEMENTS, WHICH INCLUDE STATEMENTS REGARDING THE PROBABILITY OF AND THE BENEFITS OF THE MERGER WITH A SUBSIDIARY OF SONICBLUE, INC. EXPECTATIONS REGARDING, SALES OF THE COMPANY'S PRODUCTS AND THE COMPANY'S REVENUES AND PERFORMANCE, AND EXPECTATIONS REGARDING THE COMPANY'S LIQUIDITY. ALSO SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ON PAGES 11-15 AND EXHIBIT 99.1 FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD AFFECT THE VALIDITY OF ANY SUCH FORWARD LOOKING STATEMENTS.

                           SENSORY SCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                         DECEMBER 31,
                                                                                             2000                     MARCH 31, 2000
                                                                                         ------------                 -------------
                          ASSETS                                                          (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                              $    382,452                  $  1,218,949

  Receivables - less allowance for doubtful
   accounts of $245,000 and $116,000, respectively                                         15,467,069                    15,670,572
  Inventories                                                                               9,411,077                    11,869,163
  Prepaid expenses and other assets                                                           320,557                       975,923
  Deferred tax asset                                                                             --                         100,000
  Net investment in discontinued operations                                                      --                         214,426
                                                                                         ------------                  ------------
     Total Current Assets                                                                  25,581,155                    30,049,033
                                                                                         ------------                  ------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Furniture, fixtures & equipment                                                           1,015,371                       856,787
  Leasehold improvements                                                                      651,615                       420,227
  Office equipment                                                                          2,027,562                     1,803,319
  Tooling                                                                                   1,748,537                     1,377,523
                                                                                         ------------                  ------------
     Gross equipment and improvements                                                       5,443,085                     4,457,856
Less accumulated depreciation and amortization                                             (2,861,056)                   (1,912,972)
                                                                                         ------------                  ------------
Equipment and improvements - net                                                            2,582,029                     2,544,884
                                                                                         ------------                  ------------

PATENTS, net of amortization                                                                  125,551                       136,264
GOODWILL, net of amortization                                                               1,065,439                     1,111,763
MARKET EXCLUSIVITY FEE, net of amortization                                                 1,090,199                     1,516,799
DEFERRED TAX ASSET                                                                            570,000                       317,500
OTHER ASSETS, net of amortization                                                             259,316                       248,414
                                                                                         ------------                  ------------

                                                                                         $ 31,273,689                  $ 35,924,657
                                                                                         ============                  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                       $ 11,867,843                  $  4,789,152
  Accrued expenses                                                                            668,330                       938,866
  Other current liabilities                                                                   760,708                       957,838
  Warranty reserve                                                                            257,744                       324,964
  Line of credit                                                                           13,000,094                    14,732,513
                                                                                         ------------                  ------------
     Total Current Liabilities                                                             26,554,719                    21,743,333
  Severance reserve and other liabilities                                                     484,254                       386,713
                                                                                         ------------                  ------------
     Total Liabilities                                                                     27,038,973                    22,130,046
                                                                                         ------------                  ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                                                 14,427                        14,260
  Additional paid-in capital                                                               22,796,932                    22,422,587
  Unrealized gain on investment, net of tax                                                      --                         228,748
  Accumulated deficit                                                                     (18,576,643)                   (8,870,984)
                                                                                         ------------                  ------------
     Total Stockholders' Equity                                                             4,234,716                    13,794,611
                                                                                         ------------                  ------------
                                                                                         $ 31,273,689                  $ 35,924,657
                                                                                         ============                  ============

         See Notes to Consolidated Financial Statements

                           SENSORY SCIENCE CORPORATION
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                       (UNAUDITED)
                                                                QUARTER ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2000                       1999
                                                          -----------               -----------
Net sales                                                 $24,694,078               $20,435,421
Cost of sales                                              19,259,444                15,547,848
                                                          -----------               -----------
     Gross profit                                           5,434,634                 4,887,573
                                                          -----------               -----------
Costs and expenses:
 Sales and marketing                                        2,578,990                 1,872,874
 Research and development                                     797,564                   547,189
 General and administrative                                 1,573,457                 1,363,206
                                                          -----------               -----------
                                                            4,950,011                 3,783,269
                                                          -----------               -----------

Operating income                                              484,623                 1,104,304

Interest and other expenses                                   377,793                   426,657
                                                          -----------               -----------

Income before income taxes                                    106,830                   677,647

Income taxes                                                     --                     278,000
                                                          -----------               -----------

NET INCOME                                                $   106,830               $   399,647
                                                          ===========               ===========


NET INCOME PER SHARE - BASIC                              $      0.01               $      0.03
                                                          ===========               ===========

NET INCOME PER SHARE - DILUTED                            $      0.01               $      0.03
                                                          ===========               ===========


Weighted average basic shares outstanding                  14,426,970                13,893,660
  Weighted average equivalent shares                             --                     374,179
                                                          -----------               -----------
Weighted average diluted shares outstanding                14,426,970                14,267,839
                                                          ===========               ===========

  NET INCOME                                              $   106,830               $   399,647
   Other comprehensive income                                    --                        --
                                                          -----------               -----------
  COMPREHENSIVE INCOME                                    $   106,830               $   399,647
                                                          ===========               ===========


         See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                  (UNAUDITED)
                                                                       NINE MONTHS ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                     2000                         1999
                                                                 ------------                ------------
Net sales                                                        $ 53,890,679                $ 54,154,566
Cost of sales                                                      46,283,144                  41,984,204
                                                                 ------------                ------------
     Gross profit                                                   7,607,535                  12,170,362
                                                                 ------------                ------------
Costs and expenses:
 Sales and marketing                                                8,572,962                   5,155,971
 Research and development                                           2,316,779                   2,439,085
 General and administrative                                         5,324,062                   3,598,022
                                                                 ------------                ------------
                                                                   16,213,803                  11,193,078
                                                                 ------------                ------------

Operating (loss) income                                            (8,606,268)                    977,284

Interest and other expenses                                         1,099,388                     988,643
                                                                 ------------                ------------

Loss before income taxes                                           (9,705,656)                    (11,359)

Income taxes                                                             --                          --
                                                                 ------------                ------------
NET LOSS                                                         $ (9,705,656)               $    (11,359)
                                                                 ============                ============


NET LOSS PER SHARE - BASIC                                       $      (0.68)               $      (0.00)
                                                                 ============                ============

NET LOSS PER SHARE - DILUTED                                     $      (0.68)               $      (0.00)
                                                                 ============                ============


Weighted average basic shares outstanding                          14,370,448                  13,780,955
  Weighted average equivalent shares                                     --                       816,530
                                                                 ------------                ------------
Weighted average diluted shares outstanding                        14,370,448                  14,597,485
                                                                 ============                ============

  NET LOSS                                                       $ (9,705,656)               $    (11,359)
   Other comprehensive loss - Holding loss arising                   (228,748)                       --
                                                                 ------------                ------------
   during the nine months, net of tax of $152,500
  COMPREHENSIVE LOSS                                             $ (9,934,404)               $    (11,359)
                                                                 ============                ============



         See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        (UNAUDITED)
                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                              2000                       1999
                                                                          -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                 $(9,705,656)               $   (11,359)
 Adjustments to reconcile net loss to net cash
  provided (used) by operations:
   Depreciation and amortization                                            1,528,498                  1,238,684
   Change in operating assets and liabilities:
     Receivables                                                              203,503                 (3,429,251)
     Inventories                                                            2,458,086                   (621,894)
     Prepaids and other assets                                                 92,347                    (84,943)
     Accounts payable                                                       7,078,691                  2,940,430
     Accrued expenses                                                        (270,536)                  (814,390)
     Other asset and liabilities, net                                        (189,898)                  (347,410)
                                                                          -----------                -----------
        Net cash provided by (used in) operating activities                 1,195,035                 (1,130,133)
                                                                          -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment and improvement expenditures                                   (1,069,908)                (1,313,640)
  Investment in discontinued operation                                        214,426                   (567,321)
  Proceeds from disposal of discontinued operations                           830,924
  Proceeds from sale of investment                                            250,088
                                                                          -----------                -----------
        Net cash provided by (used in) investing activities                   225,530                 (1,880,961)
                                                                          -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                                  306,281                     42,416
  Net (repayments) borrowings under line of credit                         (2,563,343)                 3,622,180
                                                                          -----------                -----------
       Net cash (used in) provided by financing activities                 (2,257,062)                 3,664,596
                                                                          -----------                -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                (836,497)                   653,502
CASH AND CASH EQUIVALENTS, beginning of period                              1,218,949                    358,038
                                                                          -----------                -----------
CASH AND CASH EQUIVALENTS, end of period                                  $   382,452                $ 1,011,540
                                                                          ===========                ===========


         See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      (UNAUDITED)
                                                                                  FOR THE NINE MONTHS
                                                                                    ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                 2000                1999
                                                                              -----------------------------
SUPPLEMENTAL INFORMATION TO CASH FLOW
 STATEMENT:
  Cash paid for interest                                                      $ 1,118,973         $ 937,644
  Cash paid for income taxes                                                  $    16,287         $  27,787

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of subordinated debt and accrued interest to common stock                            $ 236,691



         See Notes to Consolidated Financial Statements.

                           SENSORY SCIENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PREPARATION

The consolidated financial statements include Sensory Science Corporation (the "Company" or "we") and its wholly owned subsidiary, California Audio Labs, LLC. This information should be read in conjunction with the financial statements set forth in the Sensory Science Corporation 2000 Annual Report to Stockholders for the fiscal year ended March 31, 2000 ("Fiscal 2000"). See the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of liquidity issues.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of December 31, 2000, the results of operations for the quarters and nine months ended December 31, 2000 and 1999 and cash flows for the nine months ended December 31, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to the prior financial statements to conform to the current classifications.

NOTE B - RECENT DEVELOPMENTS

The Company announced on February 1, 2001 that it had entered into a definitive agreement to merge with a subsidiary of SONICblue, Inc. ("SONICblue") in a stock-for-stock transaction. The Company believes the combination of the two companies will provide the Company with the necessary resources to continue its digital product strategy while strengthening SONICblue's growing digital products portfolio and providing both companies with new marketing and distribution opportunities. SONICblue is a leader in the converging Internet, digital media and consumer device markets, with brands that include Rio(R) digital audio players, HomeFree(TM) home networking solutions, and Diamond(TM) Internet access products. Under the terms of the merger agreement unanimously approved by each company's board of directors, each outstanding share of the Company will be exchanged for 0.0710 shares of SONICblue common stock. This exchange ratio may be subject to adjustment at the consummation of the merger as provided for in the merger agreement. In connection with the merger, SONICblue has agreed, subject to certain conditions, to loan the Company $3 million for up to one year to provide working capital to fund operations. A portion of the funds will be directed to the Company's technology division, iCache, to support the continued development of the Company's media appliance initiative. In addition, in connection with the amounts of the loan to be drawn down from SONICblue, the Company will issue to SONICblue warrants to acquire up to a maximum of 5,357,142 shares of common stock of the Company at a price of $0.56 per share. The merger is structured to be tax-free to the Company's shareholders and will be accounted for as a purchase transaction. The merger agreement is subject to certain closing conditions, including customary consents and regulatory approvals and the approval of the Company's shareholders. The merger transaction is expected to close in approximately four months. Current plans call for the Company to retain its name and operate as a subsidiary of SONICblue at its current location in Scottsdale, Arizona.

Working capital of the Company has declined from $8.3 million at the end of fiscal 2000 to a deficit of $1.0 million at the end of December 31, 2000. The Company experienced operating losses during the nine months ended December 31, 2000 due to decreases in unit volumes, increased sales allowances to customers and declining average selling prices on certain key products that has affected the Company's liquidity. While the Company reported a profit of approximately $.1 million during the third fiscal quarter and a 20.8% growth in sales, we were negatively affected during the quarter due to limited working capital, which limited our ability to purchase and sell product. We were able to meet our goal of improving asset management ratios during the quarter, but that did not generate sufficient cash for the Company to operate effectively and to fund necessary marketing, inventory purchase and product development programs, particularly as the Company enters into the seasonally slower sales periods. In connection with the merger, SONICblue has agreed, subject to certain conditions, to loan the Company $3 million for up to one year to provide working capital to fund operations. In addition, management is also continuing to address liquidity issues by obtaining price reductions with contract manufacturers and is reviewing certain strategic relationships and planned expenditures. Although there can be no assurance, the Company believes the merger will be completed. Both of the Company's major suppliers have indicated support of the merger. However, if the merger is not completed, the Company will attempt to restructure, with the assistance of its two major suppliers, to support only their distribution needs. The Company believes that both of these suppliers will want to continue to distribute products in the United States and will provide the working capital to the Company necessary to accomplish this objective. Management believes that these actions and plans will provide sufficient working capital for the Company for the next twelve months.

During the second quarter of the fiscal year, the Company announced a business reorganization to place more emphasis on sales and marketing initiatives and improve operational efficiency. As part of the reorganization, the Company consolidated its sales force to get closer to the customer, streamlined operations to be more responsive and increase efficiencies and shifted resources to marketing from other areas of our business. The overall corporate reorganization resulted in the reduction in total staff of about one-third, with the most significant reductions applying to manufacturing-related positions. As part of this overall reorganization, the Company incurred a one-time charge of approximately $1.5 million. Approximately $1.3 million of this one-time charge related to inventory and obsolete parts writedowns and the remaining $0.2 million was associated with severance costs. At December 31, 2000, approximately $835,000 of inventory, lease termination and severance reserves remain available for use. Management believes that the remaining reserves will be adequate for these obligations.

NOTE C - DISCONTINUED OPERATIONS

In fiscal 1999, the Company approved plans to dispose of its security products business to the former management of the business. A legal transfer of the assets occurred during May 2000. The Company has continued involvement in the new company through a seat on its Board of Directors. Cash proceeds from the disposal of this business during May 2000 amounted to $830,924, which represented the debt associated with the security products business. The debt was paid at closing using these proceeds. The disposition of the remaining net assets resulted in a loss of approximately $242,000, which approximated the reserve the Company had established of approximately $289,000. Therefore, the disposition did not have a material impact on the financial position of the Company.

NOTE D - PRODUCT MANUFACTURING AND LICENSING

The Market Exclusivity Fee of $1.1 million represents the unamortized balance of a $2.3 million fee paid by the Company to Loewe Opta GmbH ("Loewe Opta") for the exclusive right to market and distribute in North America a line of digital direct view televisions specifically developed and manufactured by Loewe Opta for the Company. An amendment to our agreement with Loewe Opta was completed in September 2000, modifying the territory to market and distribute these products to exclude Mexico and Canada. In exchange, we have received pricing concessions on certain models of digital direct view televisions purchased from Loewe Opta. In our opinion, the change in territory has a minimal effect on our marketing and sales strategy for these products. Accordingly, the carrying amount of the market exclusivity fee was not reduced. The Company began amortization of the fee in November 1998 on a straight-line basis over the initial term of the agreement which ended on January 1, 2003. This amendment reduces the initial term by one year and now expires on January 1, 2002. The amortization period has been adjusted accordingly.

NOTE E - COMPANY OPERATIONS

Beginning with the current fiscal year, sales of the Company's new digital products have constituted a majority of its revenues. For the prior four fiscal years, sales of the Company's Dual-Deck videocassette recorder have constituted substantially all of its revenue. For the nine months ended December 31, 2000, the Company's largest customer represented 20.7% of total revenues and the Company's second largest customer represented 16.7% of revenues. No other customer represented 10% or more of the Company's revenues. Accounts receivable at December 31, 2000 for the Company's largest customer and second largest customer amounted to approximately $2.0 million.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, an amendment to SFAS No. 133. The Company will adopt these statements effective April 1, 2001. The statement requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. We are in the process of evaluating the impact which will result upon adoption of this standard.

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

NOTE G - SEGMENT INFORMATION

We have adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

We operate in one business segment but track revenue by two product categories. Operating margins are not tracked separately by category. The following represents the revenue by product category for the quarters and nine months ended December 31:

                                                             2000                                 1999
                                                 ---------------------------           ------------------------
                                                     $                   %                 $                %
                                                 ----------            -----           ----------         -----
QUARTERS ENDED DECEMBER 31:
  Dual-Deck VCR's                                 6,516,916             26.4           16,972,916          83.1
  New Digital Products                           18,177,162             73.6            3,462,505          16.9
                                                 ----------            -----           ----------         -----
     Total                                       24,694,078            100.0           20,435,421         100.0
                                                 ==========            =====           ==========         =====

NINE MONTHS ENDED DECEMBER 31:
  Dual-Deck VCR's                                23,935,171             44.4           46,595,902          86.0
  New Digital Products                           29,955,508             55.6            7,558,664          14.0
                                                 ----------            -----           ----------         -----
     Total                                       53,890,679            100.0           54,154,566         100.0
                                                 ==========            =====           ==========         =====

Our assets are all located in the United States and all sales were to customers in the United States and Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS:

The Company announced on February 1, 2001 that it had entered into a definitive agreement to merge with a subsidiary of SONICblue, Inc. ("SONICblue") in a stock-for-stock transaction. The Company believes the combination of the two companies will provide the Company with the necessary resources to continue its digital product strategy while strengthening SONICblue's growing digital products portfolio and providing both companies with new marketing and distribution opportunities. SONICblue is a leader in the converging Internet, digital media and consumer device markets, with brands that include Rio(R) digital audio players, HomeFree(TM) home networking solutions, and Diamond(TM) Internet access products. Under the terms of the merger agreement unanimously approved by each company's board of directors, each outstanding share of the Company will be exchanged for 0.0710 shares of SONICblue common stock. This exchange ratio may be subject to adjustment at the consummation of the merger as provided for in the merger agreement. In connection with the merger, SONICblue has agreed, subject to certain conditions, to loan the Company $3 million for up to one year to provide working capital to fund operations. A portion of the funds will be directed to the Company's technology division, iCache, to support the continued development of the Company's media appliance initiative. In addition, in connection with the amounts of the loan to be drawn down from SONICblue, the Company will issue to SONICblue warrants to acquire up to a maximum of 5,357,142 shares of common stock of the Company at a price of $0.56 per share. The merger is structured to be tax-free to the Company's shareholders and will be accounted for as a purchase transaction. The merger agreement is subject to certain closing conditions, including customary consents and regulatory approvals and the approval of the Company's shareholders. The merger transaction is expected to close in approximately four months. Current plans call for the Company to retain its name and operate as a subsidiary of SONICblue at its current location in Scottsdale, Arizona.

Working capital of the Company has declined from $8.3 million at the end of fiscal 2000 to a deficit of $1.0 million at the end of December 31, 2000. The Company experienced operating losses during the nine months ended December 31, 2000 due to decreases in unit volumes, increased sales allowances to customers and declining average selling prices on certain key products that has affected the Company's liquidity. While the Company reported a profit of approximately $.1 million during the third fiscal quarter and a 20.8% growth in sales, we were negatively affected during the quarter due to limited working capital, which limited our ability to purchase and sell product. We were able to meet our goal of improving asset management ratios during the quarter, but that did not generate sufficient cash for the Company to operate effectively and to fund necessary marketing, inventory purchase and product development programs, particularly as the Company enters into the seasonally slower sales periods. In connection with the merger, SONICblue has agreed, subject to certain conditions, to loan the Company $3 million for up to one year to provide working capital to fund operations. In addition, management is also continuing to address liquidity issues by obtaining price reductions with contract manufacturers and is reviewing certain strategic relationships and planned expenditures. Although there can be no assurance, the Company believes the merger will be completed. Both of the Company's major suppliers have indicated support of the merger. However, if the merger is not completed, the Company will attempt to restructure, with the assistance of its two major suppliers, to support only their distribution needs. The Company believes that both of these suppliers will want to continue to distribute products in the United States and will provide the working capital to the Company necessary to accomplish this objective. Management believes that these actions and plans will provide sufficient working capital for the Company for the next twelve months.

During the second quarter of the fiscal year, the Company announced a business reorganization to place more emphasis on sales and marketing initiatives and improve operational efficiency. As part of the reorganization, the Company consolidated its sales force to get closer to the customer, streamlined operations to be more responsive and increase efficiencies and shifted resources to marketing from other areas of our business. The overall corporate reorganization resulted in the reduction in total staff of about one-third, with the most significant reductions applying to manufacturing-related positions. As part of this overall reorganization, the Company incurred a one-time charge of approximately $1.5 million. Approximately $1.3 million of this one-time charge related to inventory and obsolete parts writedowns and the remaining $0.2 million was associated with severance costs. At December 31, 2000, approximately $835,000 of inventory, lease termination and severance reserves remain available for use. Management believes that the remaining reserves will be adequate for these obligations.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2000 COMPARED WITH THE QUARTER ENDED DECEMBER 31,
1999:

Net sales increased $4.3 million, or 20.8%, to $24.7 million during the quarter ended December 31, 2000 from $20.4 million during the quarter ended December 31, 1999. The increase in sales was primarily due to gross revenues of the new VCR/DVD combination product and a doubling of gross unit sales of digital televisions. Partially offsetting these improvements was an approximate 50% decrease in gross revenues and 42% decrease in units in the Dual-Deck VCR ("DDVCR") business. We expect that VCR/DVD product sales will account for approximately 50% of revenues in the quarter ended March 31, 2001. Other new products' gross revenues were down approximately 22% from the prior year's levels, primarily due to lower sales prices of RaveMP portable internet media players.

Gross profit was approximately $5.4 million and $4.9 million for the quarters ended December 31, 2000 and December 31, 1999, respectively. Gross profit as a percentage of sales for the quarter ended December 31, 2000 was 22.0%, down from last year's levels of approximately 23.9%. The primary factor contributing to the decline in gross margins is a 19.3% decline in the average selling price of the DDVCR and to a lesser extent a 37.1% decline in the average selling price of digital televisions due to the higher mix of older 480p line of products. The digital television average selling price is expected to increase as the Company increases shipments of the new 1080i line or high definition compatible products. We anticipate that gross margins for the DDVCR business will continue to decline.

Sales and marketing expense was approximately $2.6 million for the quarter ended December 31, 2000, down approximately $0.6 million in the second quarter, but up approximately $0.7 million from prior year levels. The increase in sales and marketing expense from last year's levels was primarily due to increased promotional costs for market development funds paid to customers. As a percentage of net sales, sales and marketing expense was 10.4% for the quarter ended December 31, 2000 compared to 9.2% for the quarter ended December 31, 1999.

Research and development expense for the quarter ended December 31, 2000, although essentially flat with the second quarter of the fiscal year, increased from last year's levels by about $0.3 million for the same period due primarily to the Company's iCache initiatives. As a percentage of net sales, research and development expense was 3.2% for the quarter ended December 31, 2000 compared to 2.7% for the quarter ended December 31, 1999.

General and administrative expense was up approximately $0.2 million from the prior year to $1.6 million due primarily to bad debt expense associated with the bankruptcy filing of a customer. General and administrative expense as a percentage of net sales was 6.4% for the quarter ended December 31, 2000 compared to 6.7% for the quarter ended December 31, 1999.

Because of the above, the Company recorded operating income of $0.5 million for the quarter ended December 31, 2000 compared to $1.1 million for last year. We recorded net interest and other expense of approximately $0.4 million for each of the quarters ended December 31, 2000 and 1999.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1999:

Net sales decreased approximately $0.3 million, or 0.5%, to $53.9 million during the nine months ended December 31, 2000 from $54.2 million during the nine months ended December 31, 1999. The decrease in sales was primarily due to a decline in gross revenues of DDVCRs by approximately 45% from the prior year's levels due to a 33.2% decrease in unit volumes and an 18.4% decline in average selling price. Nearly offsetting this decrease in the DDVCR business were sales of the new VCR/DVD combination product that began shipping to customers during September 2000. We expect the selling price of our DDVCR product line will continue to be under pressure, however we are continuing to work with our suppliers to obtain more favorable pricing and terms. We expect the VCR/DVD combination product sales will account for approximately 50% of revenues in the quarter ended March 31, 2001. Other new products' gross revenues were essentially unchanged from the prior year. We believe recent retail price moves in connection with lower negotiated purchase prices and the introduction of the new 1080i model may improve revenues from digital televisions.

Gross profit was approximately $7.6 million and $12.2 million for the nine months ended December 31, 2000 and December 31, 1999, respectively. Gross profit as a percentage of sales for the nine months ended December 31, 2000 was 14.1%, down from last year's level of approximately 22.5%. The nine months ended December 31, 2000 includes a one-time charge of approximately $1.3 million relating to inventory writedowns of one model of our digital television, certain internet media players and obsolete parts. Without this one-time charge, gross margins for the nine months ended December 31, 2000 would have been 16.6% of sales, down significantly from last year's levels. The primary factor contributing to the decline in gross margins is an 18.4% decline in the average selling price of the DDVCR and to a lesser extent a 26% decline in the average selling prices of digital televisions. We anticipate that future gross margins for the DDVCR business will continue to decline. Partially offsetting these declines was the strong average selling price of our new VCR/DVD combination product.

Sales and marketing expense was approximately $8.6 million for the nine months ended December 31, 2000, up $3.4 million from the prior year. The increase in sales and marketing expense was primarily due to increased promotional costs for market development funds paid to customers and increased costs of consumer rebate programs. As a percentage of sales, sales and marketing expense was 15.9% for the nine months ended December 31, 2000 compared to 9.5% for the nine months ended December 31, 1999.

Research and development expense for the nine months ended December 31, 2000 was down approximately $0.1 million from last year's levels due primarily to lower travel and design costs. As a percentage of sales, research and development expense was 4.2% for the nine months ended December 31, 2000 compared to 4.5% for the nine months ended December 31, 1999.

General and administrative expense was up approximately $1.7 million from the prior year to $5.3 million due primarily to higher expenses associated with our information system infrastructure, overall salary costs and consulting expenditures. General and administrative expense for the nine months ended December 31, 2000 includes severance costs for staff reductions amounting to approximately $0.2 million. During the second quarter, we announced staff reductions that we expect will reduce payroll cost on an annual basis. General and administrative expense as a percentage of revenues, excluding the severance charges, was 9.6% for the nine months ended December 31, 2000 compared to 6.6% for the nine months ended December 31, 1999.

Due to the above factors, the Company recorded an operating loss of $8.6 million for the nine months ended December 31, 2000 compared to operating income of $1.0 million for the nine months ended December 31, 1999. We recorded net interest and other expense of $1.1 million for the nine months ended December 31, 2000, up approximately $0.1 million from last year due to additional borrowings under our line of credit.

SEASONALITY

The Company's product lines compete within the consumer electronics industry, which generally experiences seasonal peaks in sales from September through January, covering the holiday selling season. The Company expects to continue to exhibit seasonal peaks of its sales in line with industry experience.

FUTURE RESULTS

Our expectations for results of operations and other forward - looking statements contained in this quarterly report on Form 10-Q, in particular statements concerning expected future revenues and expenses, expectations regarding the probability of and the benefits of the merger and expectations regarding the Company's liquidity, involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially from those expected are provided in Exhibit 99.1 and the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts of rival companies; the willingness of suppliers to provide more favorable terms; timing of product introductions and consumer acceptance of new products; ability of contract manufacturers to meet product price objectives and delivery schedules; legislative, regulatory and industry initiatives that may affect planned or actual product features and marketing methods; the failure to consummate the pending merger transaction; and the pace and success of product research and development and acquisition initiatives.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $1.2 million for the nine months ended December 31, 2000, representing an increase of $2.3 million as compared with the nine months ended December 31, 2000. The most significant factors comprising the net cash provided by operating activities for the nine months ended December 31, 2000 was a decrease in inventory levels due to the seasonality of our business, control of inventory purchases and changes in trade payables due to improved terms and an increase in the credit line with a major supplier of products sold by the Company.

The Company funds its cash requirements through a combination of cash flow from operations, a credit line from a major supplier and loans under a line of credit with Congress Financial Corporation. During the fiscal year, the Company's sales seasonality generally requires incremental working capital for investment primarily in inventories and receivables. The Company's primary source of funds for the nine months ended December 31, 2000 was the line of credit. The financing agreement with Congress Financial was first entered into in October 1992 and was last amended during June 2000. The maximum line of credit is $30.0 million, limited by a borrowing base determined by specific inventory and receivable balances. Interest is charged at prime plus 1/2%. The line is collateralized by all assets of the Company. The unused and available line of credit at December 31, 2000 was approximately $1.1 million. The Company's ability to purchase products sold in the marketplace to meet customer demand has been severely limited by the lack of availability of funds under the line of credit. The Company expects that the lack of funds under this line of credit will continue and may negatively affect the Company's results.

The Company announced on February 1, 2001 that it had entered into a definitive agreement to merge with a subsidiary of SONICblue, Inc. ("SONICblue") in a stock-for-stock transaction. The Company believes the combination of the two companies will provide the Company with the necessary resources to continue its digital product strategy while strengthening SONICblue's growing digital products portfolio and providing both companies with new marketing and distribution opportunities. SONICblue is a leader in the converging Internet, digital media and consumer device markets, with brands that include Rio(R) digital audio players, HomeFree(TM) home networking solutions, and Diamond(TM) Internet access products. Under the terms of the merger agreement unanimously approved by each company's board of directors, each outstanding share of the Company will be exchanged for 0.0710 shares of SONICblue common stock. This exchange ratio may be subject to adjustment at the consummation of the merger as provided for in the merger agreement. In connection with the merger, SONICblue has agreed, subject to certain conditions, to loan the Company $3 million for up to one year to provide working capital to fund operations. A portion of the funds will be directed to the Company's technology division, iCache, to support the continued development of the Company's media appliance initiative. In addition, in connection with the amounts of the loan to be drawn down from SONICblue, the Company will issue to SONICblue warrants to acquire up to a maximum of 5,357,142 shares of common stock of the Company at a price of $0.56 per share. The merger is structured to be tax-free to the Company's shareholders and will be accounted for as a purchase transaction. The merger agreement is subject to certain closing conditions, including customary consents and regulatory approvals and the approval of the Company's shareholders. The merger transaction is expected to close in approximately four months. Current plans call for the Company to retain its name and operate as a subsidiary of SONICblue at its current location in Scottsdale, Arizona.

Working capital of the Company has declined from $8.3 million at the end of fiscal 2000 to a deficit of $1.0 million at the end of December 31, 2000. The Company experienced operating losses during the nine months ended December 31, 2000 due to decreases in unit volumes, increased sales allowances to customers and declining average selling prices on certain key products that has affected the Company's liquidity. While the Company reported a profit of approximately $.1 million during the third fiscal quarter and a 20.8% growth in sales, we were negatively affected during the quarter due to limited working capital, which limited our ability to purchase and sell product. We were able to meet our goal of improving asset management ratios during the quarter, but that did not generate sufficient cash for the Company to operate effectively and to fund necessary marketing, inventory purchase and product development programs, particularly as the Company enters into the seasonally slower sales periods. In connection with the merger, SONICblue has agreed, subject to certain conditions, to loan the Company $3 million for up to one year to provide working capital to fund operations. In addition, management is also continuing to address liquidity issues by obtaining price reductions with contract manufacturers and is reviewing certain strategic relationships and planned expenditures. Although there can be no assurance, the Company believes the merger will be completed. Both of the Company's major suppliers have indicated support of the merger. However, if the merger is not completed, the Company will attempt to restructure, with the assistance of its two major suppliers, to support only their distribution needs. The Company believes that both of these suppliers will want to continue to distribute products in the United States and will provide the working capital to the Company necessary to accomplish this objective. Management believes that these actions and plans will provide sufficient working capital for the Company for the next twelve months.

During the second quarter of the fiscal year, the Company announced a business reorganization to place more emphasis on sales and marketing initiatives and improve operational efficiency. As part of the reorganization, the Company consolidated its sales force to get closer to the customer, streamlined operations to be more responsive and increase efficiencies and shifted resources to marketing from other areas of our business. The overall corporate reorganization resulted in the reduction in total staff of about one-third, with the most significant reductions applying to manufacturing-related positions. As part of this overall reorganization, the Company incurred a one-time charge of approximately $1.5 million. Approximately $1.3 million of this one-time charge related to inventory and obsolete parts writedowns and the remaining $0.2 million was associated with severance costs. At December 31, 2000, approximately $835,000 of inventory, lease termination and severance reserves remain available for use. Management believes that the remaining reserves will be adequate for these obligations.

INFLATION

Inflation has had no material effect on the Company's operations or financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize market risk sensitive instruments. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations or financial position in the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3-A of the Company's S-1 Registration Statement No. 33-17277.

     3.2 Amendment to Certificate of Incorporation. Incorporated by reference to the Company's Form 8-K filing dated March 2, 1999.

     3.3 Bylaws of the Company. Incorporated by reference to Exhibit 4-B to the Company's S-2 Registration Statement No. 33-38445.

     10.40 Agreement and Plan of Merger among Sensory Science Corporation, Phoenix Acquisition Corp., and SONICblue Incorporated dated January 31, 2001. Filed Herewith.

     10.41 Credit Agreement by and between Sensory Science Corporation and SONICblue Incorporated dated February 1, 2001. Filed Herewith.

     10.42 Form of Common Stock Purchase Warrant Agreement between Sensory Science Corporation and SONICblue Incorporated dated January 31, 2001. Filed Herewith.

     99.1    Safe Harbor Compliance Statement for Forward-Looking Statements

(B) Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SENSORY SCIENCE CORPORATION
                                            (Registrant)



Date: February 14, 2001              By /s/ Roger B. Hackett
                                        ----------------------------------------
                                         Roger B. Hackett Chairman of the Board,
                                         Chief Executive Officer, President and
                                         Chief Operating Officer




Date: February 14, 2001              By /s/ Thomas E. Linnen
                                        ----------------------------------------
                                        Thomas E. Linnen Executive Vice
                                        President (principal financial and
                                        accounting officer)